Form 10-Q
period 2023-06-30
MDB Capital Holdings, LLC
filed 2023-08-30
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41751

MDB CAPITAL HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-4366624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14135 Midway Road, Suite G-150 Addison, TX 75001	75001
(Address of principal executive offices)	(Zip code)

(310) 526-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares, representing Limited Liability Interests	MDBH	Nasdaq Capital Markets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 29, 2023, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 2,628,966.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022

Cash and cash equivalents	$2,391,143	$4,952,624
Grants receivable, includes unbilled receivables of $792,226 and $783,520	1,074,024	809,532
Prepaid expenses and other current assets	232,888	309,818
Investment securities, at amortized cost (U.S. Treasury Bills)	14,900,217	16,188,920
Investment securities, at fair value (held by our licensed broker dealer) (Notes 1 and 2)	5,751,630	832,577
Investment securities, at cost less impairment (held by our licensed broker dealer)	50,000	50,000
Investment securities, at cost less impairment	200,000	200,000
Deferred offering cost	728,253	323,224
Property and equipment, net	580,086	624,644
Operating lease right-of-use assets, net	1,507,066	1,409,732
Total assets	$27,415,307	$25,701,071

LIABILITIES AND EQUITY
Accounts payable	$678,816	$698,782
Accrued expenses	106,081	254,745
Deferred grant reimbursement	166,623	214,998
Deferred tax liability	225,874	-
Operating lease liabilities	1,590,495	1,423,538
Total liabilities	2,767,889	2,592,063
Commitments and Contingencies (Note 8)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 2,628,966 shares issued and outstanding	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-
Paid-in-capital	27,764,453	27,764,453
Accumulated deficit	(3,534,999)	(5,124,110)
Total MDB Capital Holdings, LLC Members’ equity	24,229,454	22,640,343
Non-controlling interest	417,964	468,665
Total equity	24,647,418	23,109,008
Total liabilities and equity	$27,415,307	$25,701,071

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,429,092	$(35,560)	$1,483,871	$(19,908)
Realized loss on investment securities, net (from our licensed broker dealer)	-	-	-	(7)
Fee income	4,233,120	-	4,233,120	-
Other operating income	67,159	47,771	129,371	49,453
Total operating income, net	5,729,371	12,211	5,846,362	29,538

Operating costs:
General and administrative costs:
Compensation	973,717	683,603	1,845,744	1,089,698
Operating expense, related party	253,951	167,814	555,653	367,803
Professional fees	176,842	285,679	781,504	601,678
Information technology	168,142	65,043	315,549	114,479
Clearing and other charges	368,924	2,505	379,678	19,795
General and administrative-other	251,258	503,086	555,337	618,225
Total general and administrative costs	2,192,834	1,707,730	4,433,465	2,811,678
Research and development costs, net of grants amounting to $767,707 and $650,660, for the three months ended June 30 and $1,522,088 and $1,005,930, for the six months ended June 30	7,567	(9,119)	39,159	192,146
Total operating costs	2,200,401	1,698,611	4,472,624	3,003,824
Net operating income (loss)	3,528,970	(1,686,400)	1,373,738	(2,974,286)
Other income:				-
Interest income	184,888	-	372,179	-
Net income (loss) before income taxes	3,713,858	(1,686,400)	1,745,917	(2,974,286)
Income taxes	320,584	-	320,584	-
Net income (loss)	3,393,274	(1,686,400)	1,425,333	(2,974,286)
Less net loss attributable to non-controlling interests	(69,585)	(120,953)	(163,778)	(273,962)
Net income (loss) attributable to MDB Capital Holdings, LLC	$3,462,859	$(1,565,447)	$1,589,111	$(2,700,324)
Net income (loss) per share attributable to MDB Capital Holdings, LLC:
Net income (loss) per Class A common share – basic and diluted	$0.45	$(1.35)	$0.21	$(2.32)
Weighted average of Class A common shares outstanding – basic and diluted	2,628,966	400,763	2,628,966	400,763
Net income (loss) per Class B common share – basic and diluted	$0.45	$(0.21)	$0.21	$(0.35)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Six Months Ended June 30, 2023 and 2022

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$-	$468,665	$23,109,008
Stock-based compensation	-	-	-	-	-	-	-	54,126	54,126
Net loss	-	-	-	-	-	(1,873,748)	-	(94,193)	(1,967,941)
Balance, March 31, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(6,997,858)	$-	$428,598	$21,195,193
Stock-based compensation	-	-	-	-	-	-	-	58,951	58,951
Net income (loss)	-	-	-	-	-	3,462,859	-	(69,585)	3,393,274
Balance, June 30, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(3,534,999)	$-	$417,964	$24,647,418

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2021	-	$-	-	$-	$-	$-	$6,239,168	$522,169	$6,761,337
Distribution of Invizyne and PatentVest to members’	-	-	-	-	-	-	(661,799)	-	(661,799)
Net loss from January 1, 2022 to January 16, 2022	-	-	-	-	-	-	(189,943)	(19,239)	(209,182)
Balance, January 16, 2022	-	-	-	-	-	-	5,387,426	502,930	5,890,356
Elimination of members’ equity and non-controlling interest upon reorganization (Note 1)	-	-	-	-	-	-	(5,387,426)	(502,930)	(5,890,356)
Members contribution of net assets of Public Ventures, Invizyne and PatentVest and establishment of non-controlling interest	-	-	5,000,000	-	6,049,225	-	-	502,930	6,552,155
Issuance of Class A common shares, net costs of private placement	100,000	-	-	-	200,000	-	-	-	200,000
Distribution to members (made by our licensed broker dealer) (Notes 1 and 2)	-	-	-	-	(2,723,700)	-	-	-	(2,723,700)
Acquisition of non-controlling interest in PatentVest	-	-	-	-	(325,000)	-	-	-	(325,000)
Stock-based compensation	-	-	-	-	-	-	-	54,126	54,126
Net loss	-	-	-	-	-	(944,934)	-	(133,770)	(1,078,704)
Balance, March 31, 2022	100,000	-	5,000,000	-	3,200,525	(944,934)		423,286	2,678,877
Issuance of Class A common shares	2,528,966	-	-	-	24,746,142	-	-	-	24,746,142
Issuance of warrants to purchase Class A common shares	-	-	-	-	106,940	-	-	-	106,940
Ownership change of non-controlling interest	-	-	-	-	(464,698)	-	-	464,698	-
Stock-based compensation	-	-	-	-	-	-	-	56,015	56,015
Net loss	-	-	-	-	-	(1,565,447)	-	(120,953)	(1,686,400)
Balance, June 30, 2022	2,628,966	$-	5,000,000	$-	$27,588,909	$(2,510,381)	$-	$823,046	$25,901,574

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,425,333	$(2,974,286)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized (gain) loss on investment securities, net	(1,483,871)	19,908
Realized loss on investment securities, net	-	7
Stock-based compensation	113,077	110,141
Accretion of investments at amortized cost (U.S Treasury Bills)	(322,341)	-
Purchases of investment securities, at fair value (made by our licensed broker dealer)	(1,587,500)	-
Proceeds from sale of investment securities, at fair value (made by our licensed broker dealer)	632,851	-
Deferred income tax	225,874	-
Warrants issued as part of an investment banking deal	165,087	-
Income recognized from warrants received	(2,645,620)	-
Depreciation of property and equipment	88,249	63,414
Accretion of deferred grant reimbursement	25,920	17,564
Non-cash lease expense	69,623	6,469
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	(264,492)	(253,472)
Prepaid expenses and other current assets	79,418	49,295
Increase (decrease) in -
Accounts payable	(19,966)	606,987
Accrued expenses	(148,664)	(23,536)
Deferred grant reimbursement	(74,295)	(21,245)
Net cash used in operating activities	(3,721,317)	(2,398,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	5,107,908	-
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	(3,499,352)	-
Purchases of property and equipment	(43,691)	(127,494)
Net cash provided by (used in) investing activities	1,564,865	(127,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	25,289,660
Costs of private placement	-	(436,578)
Deferred costs of initial public offering	(405,029)	(72,824)
Acquisition of non-controlling interest in PatentVest	-	(125,000)
Net cash (used in) provided by financing activities	(405,029)	24,655,258

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,561,481)	22,129,010

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,952,624	6,225,458

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,391,143	$28,354,468

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$10
Income taxes	$-	$-

Non-cash investing and financing activities:
Distribution of equity to members and subsequent contribution into MDB Capital Holdings, LLC - Invizyne and PatentVest	$-	$661,799
Ownership change of non-controlling interest	$-	$464,698
Partner contribution of members equity into MDB Capital Holdings, LLC	$-	6,049,225
Distribution payable to members	$-	$2,723,700
Warrants received as part of an investment banking deal	$2,480,533	$-
Modification of lease - right-of-use asset and lease liability	$198,544	$-
Issuance of Class A common shares in exchange for non-controlling interest in PatentVest	$-	$200,000
Issuance of warrants to purchase Class A stock related to the private placement offering closed on June 15, 2022	$-	$106,940

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

(Formerly Public Ventures, LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30, 2023 and 2022

1. Organization and Description of Business

MDB Capital Holdings, LLC (“the Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), and has a majority-owned partner company, Invizyne Technologies, Inc. (“Invizyne”).

MDB Management is principally an “administrative” entity whose purpose is to conduct, and wherever possible, to consolidate shared services/resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Texas State Securities Board. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures. Public Ventures has been approved by FINRA to be a clearing broker dealer and will commence operation in September.

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’, due diligence functions on the intellectual property of partner and prospective partner companies, and creates an intellectual property roadmap for such partner companies.

Invizyne was formed with the objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. Invizyne is a biology technology development company that is a majority-owned subsidiary. Invizyne’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature.

Prior to January 14, 2022, Public Ventures owned majority interests in PatentVest and Invizyne. On January 14, 2022, Public Ventures distributed 100% of its equity interests in PatentVest and Invizyne to its members in proportion to their respective interests. On January 15, 2022, Public Ventures filed with the Internal Revenue Service to be treated as a corporation for federal income tax purposes. On January 16, 2022, the members of Public Ventures contributed their entire interests in the equity of Public Ventures, Invizyne and PatentVest to MDB, as result of which MDB became the new parent holding company. There was no effective change in the beneficial ownership of Public Ventures as a result of this transaction. On the same day as part of the reorganization, MDB established a management company subsidiary, MDB Management. These reorganization steps are collectively referred to as the “reorganization”. In connection with the reorganization, 5,000,000 Class B common shares were issued in exchange for the members’ equity. The Company plans to issue a public offering of Class A common shares, no exact date has been established.

The reorganization was completed between entities that were under common control, and the assets contributed and liabilities assumed are recorded based on their historical carrying values. These consolidated financial statements retroactively reflect the financial statements of the Company and Public Ventures on a consolidated basis for the periods presented.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 shares of Class A common shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 shares of Class A common shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, or $24,746,142 net of $343,518 of offering expenses, which will be used for development of the current partner companies, identifying and developing new partner companies, and general corporate and working capital requirements. In conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 shares of Class A common shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital. The warrants issued are accounted for as equity and recorded under paid in capital.

On January 16, 2022, the Company issued 100,000 shares of Class A common shares for the non-controlling interest in PatentVest.

On July 1, 2022, the Company made a cash distribution for $2,723,700 to the former members of Public Ventures in accordance with its private offering memorandum. This cash distribution was declared on January 16, 2022.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and wholly-owned and majority owned subsidiaries. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2022, and related notes were derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year or any future period The unaudited consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at June 30, 2023 and 2022, relate to the interests of third parties in the partially owned subsidiaries.

The managing members of the Company have a controlling interest in PatentVest, S.A., a company organized and based in Nicaragua (which was renamed MDB Capital, S.A in 2022). As the Company itself does not have a controlling financial interest in this entity, and management has determined PatentVest, S.A. is not a variable interest entity and as such should not be consolidated as it has no ownership interests nor is a variable interest, so has excluded this entity from the Company’s consolidated financial statements. It is the Company’s policy to reevaluate this conclusion on an annual basis or if there are significant changes in ownership.

Income Taxes

We account for income taxes using the asset and liability method, under which we would recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

The Company regularly reviews uncertain tax positions and updates its recognition and measurement based on changes in facts, circumstances, and tax law.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority.  To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position.  It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The Company had no material uncertain tax positions at June 30, 2023 and December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the valuation of investment securities, valuing equity instruments issued for services, stock based compensation and the realization of any deferred tax assets.

Emerging Growth Company

The Company is an “emerging growth company,” or “EGC” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to opt out of the extended transition periods.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the six months ended June 30, 2023 and 2022.

Restricted Cash

The Company periodically provides deposits or enters into agreements that require funds to be held in a restricted cash account. At June 30, 2023 and December 31, 2022, the Company did not have any funds that were restricted.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use (ROU) assets and the corresponding operating lease liabilities are included within liabilities on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The Company has elected not to present short-term leases on the consolidated balance sheets as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s uses the implicit rate in its lease calculations when it is readily determinable. Since the Company’s leases do not provide implicit rates, to determine the present value of lease payments, management uses the Company’s estimated incremental borrowing rate for a fully collateralized loan with a similar term of the lease that is based on the information available at the inception of the lease.

Stock Based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. The Company recognize stock compensation expense using the straight-line attribution method over the requisite service period. The Company’s subsidiary issued stock-option and the fair value is determined utilizing Black-Scholes options-pricing model. The Company account for forfeitures as they occur, rather than applying an estimated forfeiture rate. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. The Company record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Investment Securities

The Company strategically invests funds in U.S. Treasury Bills, early-stage technology companies, and equity securities and options of publicly traded and privately held companies. The Company classifies investment securities as investment securities, at amortized cost, investment securities, at fair value, or investment securities, at cost less impairment.

Investment securities, at amortized cost - This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. These securities were originally recorded at fair value and are subsequently measured at amortized cost, adjusted for unamortized purchase premiums and discounts, and an allowance for credit losses. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the other operating income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company currently only holds investments in U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because we expect to hold these securities until maturity, we do not expect to realize any losses.

Investment securities, at fair value - This is comprised of equity investments held by the broker dealer subsidiary and are reported at fair value with changes in fair value recognized in the statements of operations. Purchases and sales of equity securities, consisting of common stock and warrants to purchase common stock, are recorded based on the respective market price quotations on the trade date. Realized gains and losses on investments represent the net gains and losses on investments sold during the period based on the average cost method. Changes in fair value of investments are recorded on the consolidated statements of operations as unrealized gains and losses.

Investment securities, at cost less impairment - This is comprised of equity securities and a simple agreement on future equities without a readily determinable fair value held by the broker dealer subsidiary, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and no impairment is warranted.

Investment securities are as follows:

	June 30, 2023	December 31, 2022
Investment securities, at amortized cost:
U.S Treasury Bills	$14,900,217	$16,188,920
Investment securities, at amortized cost	$14,900,217	$16,188,920

Broker/Dealer Securities

	June 30, 2023	December 31, 2022
Investment securities, at fair value:
Common stock of publicly traded companies	$2,694,911	$787,137
Warrants of publicly traded companies	3,056,719	45,440
Investment securities, at fair value	$5,751,630	$832,577

Investment securities, at cost less impairment
Preferred stock of private company (not market listed)	$50,000	$50,000
Investment securities, at cost less impairment	$50,000	$50,000

Non-Broker/Dealer Securities

	June 30, 2023	December 31, 2022
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$200,000	$200,000
Investment securities, at cost less impairment	$200,000	$200,000

For investment securities at fair value, net unrealized gain of $1,429,092 and unrealized loss of $35,560 were recognized in the statements of operations for three-months ended June 30, 2023 and 2022, respectively. For investment securities at fair value, net unrealized gain of $1,483,871 and unrealized loss of $19,908 were recognized in the statements of operations for six-months ended June 30, 2023 and 2022, respectively.

The amortized cost, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost as of June 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of June 30, 2023
U.S Treasury Bills maturing 08/29/23 and 10/05/23	$14,900,217	$-	$(36,050)	$14,864,167
Total assets	$14,900,217	$-	$(36,050)	$14,864,167

	Amortized Cost as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of December 31, 2022
U.S Treasury Bills maturing 05/11/23 and 10/05/23	$16,188,920	$-	$(51,645)	$16,137,275
Total assets	$16,188,920	$-	$(51,645)	$16,137,275

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There is no significant concentration of credit risk, due to the majority of assets being invested in U.S. Treasury Bills.

The Company determines the fair value of its financial instruments based on a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1 - Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.

Level 2 - Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 - Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions.

The Company’s financial instruments primarily consist of cash and investment securities. As of the consolidated balance sheets date, investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of June 30, 2023 and December 31, 2022, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented on the consolidated balance sheets. This is primarily attributed to the short-term maturities of these instruments.

Investment securities, at amortized cost: The fair value of U.S. Treasury Bills classified as held-to-maturity investment securities is based on the market price and is classified as level 1 of the fair value hierarchy.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis is as follows:

Investment securities: Public equity securities are assessed for valuation at the close of each month. Warrants are valued using the Black-Scholes model, which considers the stock price at the date of the valuation, the warrants strike price, the term to expiry, the risk-free rate of return, and the expected volatility of the underlying stock.

Investment securities, at cost less impairment: Non-public equity securities and simple agreements for future equity are valued based on the initial investment, less impairment. The Company determined that no impairment was warranted. Since these securities are not actively traded, we will apply valuation adjustments when they become available, and they are categorized in level 3 of the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities - common stock	$2,694,911	$-	$-	$2,694,911

Investment Securities (held by our licensed broker dealer)	Warrants	-	82,539	2,974,180	3,056,719

Total assets measured at fair value (held by our licensed broker dealer)		$2,694,911	$82,539	$2,974,180	$5,751,630

During the six months ended June 30, 2023, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2022	$-
Receipt from investment banking fees	2,645,620
Realized gains	-
Unrealized gains	493,647
Sales or distribution	(165,087)
Purchases	-
June 30, 2023	$2,974,180

The following table present information about significant unobservable inputs related to material components of Level 3 warrants as of June 30, 2023.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Warrants	$2,974,180	Black Scholes	Volatility	101.16%	101.16%

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities - common stock	$787,137	$-	$-	$787,137

Investment Securities (held by our licensed broker dealer)	Warrants	-	45,440	-	45,440

Total assets measured at fair value (held by our licensed broker dealer)		$787,137	$45,440	$-	$832,577

During the year ended December 31, 2022, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022

Laboratory equipment	$811,281	$803,030
Furniture and fixtures	10,270	10,270
Leasehold improvements	111,165	75,725
Total property and equipment	932,716	889,025
Less: Accumulated depreciation	(352,630)	(264,381)
Property and equipment, net	$580,086	$624,644

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures. PatentVest and Invizyne has had limited activity during the six months ended June 30, 2023 and 2022.

Brokerage revenues consist of (i) trade-based commission income from executed trade orders, (ii) net realized gains and losses from proprietary trades, and (iii) other income consisting primarily of stock loan income earned on customer accounts. Public Ventures recognizes revenue from trade-based commissions and other income when performance obligations are satisfied through the transfer of control, as specified in the contract, of promised services to the customers of Public Ventures. Commissions are recognized on a trade date basis. Public Ventures believes that each executed trade order represents a single performance obligation that is fulfilled on the trade date because that is when the underlying financial instrument is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer. When another party is involved in transferring a good or service to a customer, Public Ventures assesses whether revenue is presented based on the gross consideration received from customers (principal) or net of amounts paid to a third party (agent). Public Ventures has determined that it is acting as the principal as the provider of the brokerage services and therefore records this revenue on a gross basis. Clearing, custody and trade administration fees incurred from Interactive Brokers, the Company’s clearing firm, are recorded effective as of the trade date. The costs are treated as fulfillment costs and are recorded in operating expenses in the consolidated statements of operations.

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the six months ended June 30, 2023, and 2022, respectively.

Investment banking revenues consist of private placement fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of June 30, 2023, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity, Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Client reimbursements for costs associated for private placement fees are recorded gross within Investment banking and various expense captions, excluding compensation. The Company typically receives payments on private placements transactions at the completion of the contract. The Company views the majority of placement fees as a single performance obligation that is satisfied when the transaction is complete, and the revenue is recognized at that point in time.

Taxes and regulatory fees assessed by a government authority or agency that are both imposed on and concurrent with a specified revenue-producing transaction, which are collected by Public Ventures from a customer, are excluded from revenue and recorded against general and administrative expenses.

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of the six months ended June 30, 2023 and 2022, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

During the six months ended June 30, 2023, the Company’s technology development segment revenue, which was derived from a single feasibility study, which is not a typical service offered by the Company. The revenue generated from this study represents a direct reimbursement of costs incurred in completing the study.

Research Grants

Invizyne receives grant reimbursements, which are offset against research and development expenses in the consolidated statements of operations. In addition to actual reimbursements, the Company also receives indirect expense grants (which are not reimbursement-based) and fees (typically of minor significance). It is important to note that there may be instances where the grants received for indirect costs exceed the actual costs, resulting in a negative impact. For capitalized assets, grant reimbursements are recognized over the useful life of the assets. Any portion of the grant not yet recognized is recorded as deferred grant reimbursements and included as a liability in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of June 30, 2023 and 2022, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables at June 30, 2023 and 2022, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying consolidated financial statements.

Summary of grants receivable activity for the six months ended June 30, 2023 and 2022, is presented below:

	2023	2022

Balance at beginning of period	$809,532	$468,353
Grant costs expensed	1,467,202	974,213
Grants for equipment purchased	-	51,785
Grant fees	54,886	31,717
Grant funds received	(1,257,596)	(804,243)
Balance at end of period	$1,074,024	$721,825

The Company has five grants provided by National Institute of Health and the Department of Energy. The first grant was awarded on October 1, 2019 and the latest grant is set to expire on August 31, 2024, however grants can be extended or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond the complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statements of operations. For the six-months ended June 30, 2023 and 2022, respectively, grants amounting to $1,467,202 and $974,213 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the six-months ended June 30, 2023 and 2022, respectively, totaled $1,522,088 and $1,057,715, which includes grant costs expensed, grants for equipment purchased, and grants fees.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of Invizyne’s technology. For the three-months ended June 30, 2023 and 2022, research and development costs prior to offset of the grants amounted to $775,274, and $641,541, respectively; and for the six-months ended June 30, 2023 and 2022, research and development costs prior to offset of the grants amounted to $1,561,247, and $1,198,076, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property are charged to operations as incurred.

Patent and licensing legal and filing fees and costs were $30,309 and $68,612 for the three months ended June 30, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs were $64,729 and $91,377 for the six months ended June 30, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Reclassification

Certain prior year balances have been reclassified to conform to the Company’s current year presentation. In the previous fiscal year, a compensation expense totaling $11,040 was identified as related to clearing and other charges and subsequently reclassified.

3. Segment Reporting

In its operation of the business, management, including the Company’s chief operating decision maker, who is also the Company’s Chief Executive Officer, reviews certain financial information, including segmented statements of operations and the balance sheets.

The Company currently operates in two reportable segments: a broker dealer & intellectual property service and technology development.

The broker dealer & intellectual property service segment currently has two subsidiaries, Public Ventures and PatentVest. Public Ventures is a full-service broker dealer firm focusing on conducting private and public securities offerings. PatentVest offers in-depth patent research used for investment banking due diligence.

The technology development segment currently has one subsidiary, Invizyne. Invizyne is a research and development company stage synthetic biology company.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported as other.

The segments are based on the discrete financial information reviewed by the Chief Executive Officer to make resource allocation decisions and to evaluate performance. The reportable segments are each managed separately because they will provide a distinct product or provide services with different processes. All reported segment revenues are derived from external customers.

The accounting policies of the Company’s reportable segments are in consideration of ASC 280 and the same as those described in the summary of significant accounting policies (see Note 2).

The following sets forth the long-lived assets and total assets by segment at June 30, 2023:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$-	$1,305,934	$781,218	$2,087,152
Total assets	$7,657,488	$2,628,898	$17,128,921	$27,415,307

The following sets forth statements of operations by segment for the three-months ended June 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,429,092	$-	$-	$1,429,092
Fee income	4,233,120	-	-	4,233,120
Other operating income	55,549	11,610	-	67,159
Total operating income, net	5,717,761	11,610	-	5,729,371

Operating costs:
General and administrative costs:
Compensation	572,674	138,470	262,573	973,717
Operating expense, related party	206,288	-	47,663	253,951
Professional fees	41,617	27,031	108,194	176,842
Information technology	140,076	(591)	28,657	168,142
Clearing and other charges	368,924	-	-	368,924
General and administrative-other	89,872	17,226	144,160	251,258
Total general and administrative costs	1,419,451	182,136	591,247	2,192,834
Research and development costs	-	7,567	-	7,567
Total operating costs	1,419,451	189,703	591,247	2,200,401
Net operating income (loss)	4,298,310	(178,093)	(591,247)	3,528,970
Other income:
Interest income	19,519	14	165,355	184,888
Net income (loss) before income taxes	4,317,829	(178,079)	(425,892)	3,713,858
Income taxes	320,584	-	-	320,584
Net income (loss)	3,997,245	(178,079)	(425,892)	3,393,274
Less net loss attributable to non-controlling interests	-	(69,585)	-	(69,585)
Net income (loss) attributable to MDB Capital Holdings, LLC	$3,997,245	$(108,494)	$(425,892)	$3,462,859

The following sets forth statements of operations by segment for the six-months ended June 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,483,871	$-	$-	$1,483,871
Fee income	4,233,120	-	-	4,233,120
Other operating income	58,602	70,769	-	129,371
Total operating income, net	5,775,593	70,769	-	5,846,362

Operating costs:
General and administrative costs:
Compensation	1,119,475	170,006	556,263	1,845,744
Operating expense, related party	464,741	-	90,912	555,653
Professional fees	207,429	208,738	365,337	781,504
Information technology	261,952	9,235	44,362	315,549
Clearing and other charges	379,678	-	-	379,678
General and administrative-other	198,865	62,960	293,512	555,337
Total general and administrative costs	2,632,140	450,939	1,350,386	4,433,465
Research and development costs	-	39,159	-	39,159
Total operating costs	2,632,140	490,098	1,350,386	4,472,624
Net operating income (loss)	3,143,453	(419,329)	(1,350,386)	1,373,738
Other income:
Interest income	47,881	100	324,198	372,179
Net income (loss) before income taxes	3,191,334	(419,229)	(1,026,188)	1,745,917
Income taxes	320,584	-	-	320,584
Net income (loss)	2,870,750	(419,229)	(1,026,188)	1,425,333
Less net loss attributable to non-controlling interests	-	(163,778)	-	(163,778)
Net income (loss) attributable to MDB Capital Holdings, LLC	$2,870,750	$(255,451)	$(1,026,188)	$1,589,111

The following sets forth the long-lived assets and total assets by segment at December 31, 2022:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$-	$1,216,418	$817,958	$2,034,376
Total assets	$4,737,137	$2,685,277	$18,278,277	$25,701,071

The following sets forth statements of operations by segment for the three-months ended June 30, 2022:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(35,560)	$-	$-	$(35,560)
Other operating income	47,766	5	-	47,771
Total operating income, net	12,206	5	-	12,211

Operating costs:
General and administrative costs:
Compensation	429,261	180,295	74,047	683,603
Operating expense, related party	162,893	-	4,921	167,814
Professional fees	261,470	7,274	16,935	285,679
Information technology	59,112	3,260	2,671	65,043
Clearing and other charges	2,505	-	-	2,505
General and administrative-other	312,758	95,899	94,429	503,086
Total general and administrative costs	1,227,999	286,728	193,003	1,707,730
Research and development costs	-	(9,119)	-	(9,119)
Total operating costs	1,227,999	277,609	193,003	1,698,611
Net operating loss	(1,215,793)	(277,604)	(193,003)	(1,686,400)
Other income:
Net loss before income taxes	(1,215,793)	(277,604)	(193,003)	(1,686,400)
Income taxes	-	-	-	-
Net loss	(1,215,793)	(277,604)	(193,003)	(1,686,400)
Less net loss attributable to non-controlling interests	-	(120,953)	-	(120,953)
Net loss attributable to MDB Capital Holdings, LLC	$(1,215,793)	$(156,651)	$(193,003)	$(1,565,447)

The following sets forth statements of operations by segment for the six months ended June 30, 2022:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income (loss):
Unrealized loss on investment securities, net	$(19,908)	$-	$-	$(19,908)
Realized loss on equity securities	(7)	-	-	(7)
Other operating income	49,440	13	-	49,453
Total operating income, net	29,525	13	-	29,538

Operating costs:
General and administrative costs:
Compensation	726,153	231,498	132,047	1,089,698
Operating expense, related party	362,882	-	4,921	367,803
Professional fees	505,946	70,233	25,499	601,678
Information technology	101,790	10,018	2,671	114,479
Clearing and other charges	19,795	-	-	19,795
General and administrative-other	399,296	124,500	94,429	618,225
Total general and administrative costs	2,115,862	436,249	259,567	2,811,678
Research and development costs	-	192,146	-	192,146
Total operating costs	2,115,862	628,395	259,567	3,003,824
Net operating loss	(2,086,337)	(628,382)	(259,567)	(2,974,286)
Net loss before income taxes	(2,086,337)	(628,382)	(259,567)	(2,974,286)
Income taxes	-	-	-	-
Net loss	(2,086,337)	(628,382)	(259,567)	(2,974,286)
Less net loss attributable to non-controlling interests	-	(273,962)	-	(273,962)
Net loss attributable to controlling interests	$(2,086,337)	$(354,420)	$(259,567)	$(2,700,324)

4. Equity and Non-Controlling Interests

Equity

Preferred shares - 10,000,000 shares authorized, no shares issued and outstanding. The board of directors may designate preferred shares to be issued, and may rank preferred shares as junior to, on parity with or senior to other preferred shares (in each case, with respect to distributions or other payments in respect of shares). Since the board of directors may set all the terms of any class of preferred shares, these are considered “blank check” preferred shares. Currently the board has not defined dividend and liquidation preference, participation rights, call prices and dates, sinking-fund requirements, or terms that may change the conversation or exercise price.

Class A common shares – 95,000,000 shares authorized, 2,628,966 shares issued and outstanding. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B common shares - 5,000,000 shares authorized, 5,000,000 issued and outstanding. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for a Class A common shares.

Non-Controlling Interests

During the six months ended June 30, 2023, the ownership interest in Invizyne was 60.94% and the non-controlling interest was 39.06%. During the six months ended June 30, 2022, the ownership interest in Invizyne ranged from 56.1% to 59.6%, with the non-controlling interest ranging from 43.9% to 40.4% (weighted average of 43.6%). The Company had an agreement with other shareholders to form a voting consensus; therefore, Invizyne is accounted for the six-months ended June 30, 2023 and 2022 , respectively, under the consolidation method.

The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the Non-controlling interest owner. As of June 30, 2023 and 2022, the Company’s equity interest in Invizyne was 60.94% and 59.58%, respectively, and the remaining equity interest was owned by the non-controlling interests as presented below:

	For the Six Months Ended June 30,
	2023	2022

Invizyne net loss	$(419,299)	$(628,382)
Weighted average non-controlling percentage	39.06%	43.6%
Net loss non-controlling interest	$(163,778)	$(273,962)
Prior period balance	468,665	522,169
Stock-based compensation	113,077	110,141
Ownership change of non-controlling interest	-	464,698
Ending period balance	$417,964	$823,046

During the six-months ended June 30, 2023 and 2022, the Company owned 100% for both periods, respectively, of PatentVest, which had an immaterial value of the non-controlling interest.

If a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock-based compensation, a change of the non-controlling ownership is recognized based on the amount invested and the carrying amount of the non-controlling interest is adjusted to reflect the change in the non-controlling ownership in the subsidiary’s net assets. Since there was a change in the equity, a reclassification of the non-controlling interest in the subsidiary’s net assets is required and demonstrated in the ending period balance above.

5. Stock-Based Compensation

Invizyne’s 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the Invizyne shareholders, permits grants to its officers, directors, and employees for up to 903,780 shares of Invizyne’s common stock. The 2020 Plan authorizes the use of stock options, shares of restricted stock, and restricted stock units. The inputs used to determine the fair value was common stock price of $2.53, option exercise price of $2.53, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 0.42%, expected annual volatility of 123.04%, and annual rate of dividends of $0.

On February 1, 2021, stock options to purchase 513,750 shares of common stock were granted at an exercise price of $2.53 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. On May 1, 2023, stock options to purchase 50,000 shares of common stock were granted at an exercise price of $3.44 per share, which was equal to the tax value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. As of June 30, 2023, stock options to purchase 249,978 shares of common stock have vested, the weighted average exercise price is $2.54, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 4.79 years. As of June 30, 2023, the unrecognized stock-based compensation is $699,225.

A summary of stock option activity during the six months ended June 30, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at January 1, 2022	513,750	2.53	6.08
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at June 30, 2022	513,750	2.53	5.58
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2022	513,750	$2.53	5.08
Granted	50,000	3.44	6.84
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at June 30, 2023	563,750	$2.53	4.79

Stock options exercisable at June 30, 2022	145,562	$2.53	5.58
Stock options exercisable at June 30, 2023	249,978	$2.54	4.60

On July 19, 2021, Invizyne granted 79,052 restricted stock units (“RSUs”) at a value of $2.53 per share. These RSUs were issued in 2020 in lieu of cash bonuses. As these RSUs do not begin to vest until the completion of an initial public offering by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest.

On March 28, 2022, Invizyne granted 232,689 restricted stock units (“RSUs”) at a value of $2.53 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not begin to vest until the completion of an initial public offering by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $788,705.

On May 1, 2023, Invizyne granted 97,050 restricted stock units (“RSUs”) at a value of $3.44 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not begin to vest until the completion of an initial public offering by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $254,013.

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, then at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the Date of Grant, at which any previously unvested will fully vest. These RSUs were granted to officers, directors, employees, and contractors. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. The Company will be expensing the RSUs when the currently unknown variables relating to the grant are known. The total unrecognized compensation expense based on the shares price sold in the private placement is $36,750,000.

On April 19, 2022 the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange. Class A Share has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the Date of Grant and prior to the five year anniversary of the Date of Grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or (z) a Class A Shares has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the Date of Grant and prior to the five year anniversary of the Date of Grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the Date of Grant until vested. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. The estimated unrecognized compensation expense for performance/market vesting RSUs is approximately $16 million. A summary of restricted stock unit activity during the six-months ended June 30, 2023 and 2022 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at June 30, 2022	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at December 31, 2022	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at June 30, 2023	3,675,000	$10.00	2,000,000	$7.91

Restricted stock units at June 30, 2022	-	$-	-	$-
Restricted stock units at June 30, 2023	-	$-	-	$-

6. Earnings Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because stock options outstanding were anti-dilutive, for a total of 18,477 shares.

Earnings (loss) per share is presented below for the three and six months ended June 30, 2023 and 2022, respectively.

Basic and fully diluted earnings (loss) per share is calculated at follows for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30, 2023		June 30, 2022
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$1,193,312	$2,269,547	$(539,468)	$(1,026,009)

Weighted average shares outstanding – basic and diluted	2,628,966	5,000,000	400,763	5,000,000

Net income (loss) per share – basic and diluted	$0.45	$0.45	$(1.35)	$(0.21)

	For the Six Months Ended
	June 30, 2023		June 30, 2022
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$547,613	$1,041,498	$(930,540)	(1,769,784)

Weighted average shares outstanding – basic and diluted	2,628,966	5,000,000	400,763	5,000,000

Net income (loss) per share – basic and diluted	$0.21	$0.21	$(2.32)	$(0.35)

Class A common shares and Class B common stock are equal for ownership, Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

7. Related Party Transactions

The principal members of the Company have a controlling interest in PatentVest, S.A. (renamed MDB Capital, S.A. in 2022), a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the six months ended June 30, 2023 and 2022, the Company paid $555,653 and $367,803, respectively, which is inclusive of expense and fees, for contracted labor, recorded against general and administrative expenses.

During the six-months ended June 30, 2022 the Company utilized 1,300 square feet provided by the controlling member of the Company for a monthly charge of $1,600 per month.

In January 2022, the Company declared to its two principal members a cash distribution of $2,723,700, it was distributed in July 2022.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2023 and 2022, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Contract for Sale of Securities

The Company entered into an agreement to sell equity securities to investors totaling $697,246, and as of December 31, 2022 certain conditions for completing the sale transaction had not yet occurred. The Company recorded the value of these securities on its balance sheet as Investment securities at fair value of $632,851 and recorded the commitment to sell the equity securities in Prepaid expenses and other assets on the consolidated balance sheets. The change in fair value as of December 31, 2022, of $64,395 was recorded in other operating income on the consolidated statements of operations. The transaction was completed on January 18, 2023.

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At June 30, 2023 and 2022, Public Ventures had net capital of $3,437,434 and $2,849,092, respectively, which was $3,187,434 and $2,599,092 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At June 30, 2023, the Company’s ratio of aggregate indebtedness of $118,670 to net capital was 0.03 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 6 2/3% of aggregate indebtedness, which was calculated as $7,911 at June 30, 2023.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at June 30, 2023 and 2022 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the six-months ended June 30, 2023 and 2022, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2023 and 2022.

Invizyne Funding Requirements

The Company has entered into a funding agreement (the “Funding Agreement”) to purchase shares in Invizyne up to a maximum of $5,000,000 at a pre-determined purchase price, subject to continuing financial covenants being met. As of June 30, 2023 and December 31, 2022, $5,000,000, the maximum amount, and $3,644,930 has been funded, bringing the ownership interest of the Company in Invizyne to 58.5% and 56.1% at June 30, 2023 and 2022, respectively. The Company waived its 10% cash fee relative to the Funding Agreement in exchange for other modifications. As a condition of the Funding Agreement, warrants to purchase 197,628 shares of Invizyne common stock were issuable (the “Funding Warrants”), which vest as amounts are funded. Through June 30, 2023 and 2022, respectively, 249,978 and 144,071, respectively, of Funding Warrants have vested. These warrants are eliminated in consolidation.

9. Employee Benefit Plans

MDB Management and Invizyne both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. Public Ventures offered the employees sponsored 401(k) defined contribution plan for the benefit of the employee, this plan was terminated on July 30, 2021. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. Invizyne makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the six- months ended June 30, 2023 and 2022. Benefits under the Invizyne plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the six-months ended June 30, 2023 and 2022, a total of $294,943 and $90,067, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however for any research and development employees their portion of the expense is recorded against research and development costs.

MDB Management and Invizyne also provide health and related benefit plans for eligible employees.

10. Exclusive License Agreement (Invizyne)

On April 19, 2019, Invizyne entered into an exclusive license agreement (the “License Agreement”) with the Regents of the University of California (“The Regents”) for patent rights and associated technology relating to the biosynthetic platform (the “Patent”). Certain individuals named as inventors of the Patent are also the founding stockholders of Invizyne. A founder of Invizyne was the head of the laboratory which was used in the research development agreement with The Regents.

Under the License Agreement, Invizyne holds an exclusive license of the Patent and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products. Invizyne also has the rights to sub-license its rights to the patent underlying the License Agreement.

Under the License Agreement, Invizyne has committed to pay certain royalties on net sales for 10 years after the first commercial sale of such licensed product. At June 30, 2023, there was no accrued royalties recorded.

Invizyne is obligated to make payments upon achievement of certain milestones as defined in the License Agreement. At June 30, 2023, none of the milestones had been achieved by Invizyne.

Under the License Agreement, Invizyne is required to achieve certain development milestones. If Invizyne fails to achieve a development milestone by the deadline, The Regents have the right and option to either terminate the License Agreement or reduce Invizyne’s exclusive and non-exclusive license in accordance with the License Agreement. As of June 30, 2023, the performance milestones have been met.

Invizyne may terminate the License Agreement, in whole or in part as to a particular patent right, at any time by providing notice of termination to The Regents as defined in the License Agreement.

Pursuant to a non-dilution provision of the License Agreement, no shares of Invizyne’s common stock were issued to The Regents during the three months ended June 30, 2023 and 2022.

Invizyne accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees for the six months ended June 30, 2023 and 2022, respectively, of $2,500 and $1,250.

11. Leases

For operating leases, the Company records a right-of-use assets and corresponding lease liabilities in the balance sheet for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and no finance leases as of June 30, 2023 and December 31, 2022, respectively.

In May 2023, Invizyne made changes to an existing lease agreement, which resulted in an extension of the lease term by an additional 21 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on May 1, 2023 and ending on April 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14,371 per month. The lease provides for annual increases. The base rent for the lease in the final year is $16,259 per month. Additionally, Invizyne is responsible for annual operating cost increases of 2.5%, which are included in the rent.

On July 1, 2022 the Company executed a lease for new office space in the Dallas, Texas metropolitan area. The lease with a term of 91 months which began on December 20, 2022 and ending on July 20, 2030, without an option to extend. The initial base rent was $12,556 per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13,937 per month.

	June 30, 2023	December 31, 2022

Operating leases:
Right-of-use assets	$1,507,066	$1,409,732
Operating lease liabilities	$1,590,495	$1,423,538

Weighted average remaining lease term in years	6.17	5.58
Weighted average discount rate	7.67%	6.53%

Cash paid for amounts included in the measurement of lease liabilities	$86,226	$147,661
Right-of-use assets obtained in exchange for lease liabilities	$198,544	$813,003

Operating lease cost	$162,974	$106,980
Short-term lease costs	-	19,200
Total operating lease costs	$162,974	$126,180

Future payments due under operating leases as of June 30, 2023 are as follows:

Year	Amount
Remainder of 2023	$162,636
2024	329,912
2025	337,118
2026	344,437
2027	351,880
Thereafter	486,906
Total	$2,012,889
Less effects of discounting	(422,394)
Total operating lease liabilities	$1,590,495

12. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries Public Ventures, MDB Management, PatentVest and Invizyne are Subchapter C-corporations subject to federal and state income taxes.

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized income tax expense of $320,584 and $0 for the six months ended June 30, 2023 and 2022, respectively. For the period ended June 30, 2023 the effective tax rate of 18.4% is based on pretax book income of $1,745,918 and a primary US and state (net of federal benefit) statutory tax rate of 27.3%. The tax expense for the six months ended June 30, 2023 is primarily due to tax expense resulting from current-year ordinary income from Public Ventures, which is partially offset by a tax benefit recorded from the release of valuation allowances that existed at the beginning of the year, resulting from changes in estimates of current-year ordinary income at Public Ventures.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the three and six months ended June 30, 2023 and June 30, 2022, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At the end of 2022, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of June 30, 2023, and June 30, 2022. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease, if estimates of future taxable income are increased.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MDB Capital Holdings, LLC (“the Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), and has a majority-owned partner company, Invizyne Technologies, Inc. (“Invizyne”).

MDB Management is principally an “administrative” entity whose purpose is to conduct, and wherever possible, to consolidate shared services/resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA and the Texas State Securities Board. Public Ventures is managed by Christopher A. Marlett and Anthony DiGiandomenico, who are also the founders of MDB. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures. Public Ventures has been approved by FINRA to be a clearing broker dealer and will commence operation in September.

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’ due diligence functions on the intellectual property of partner and prospective partner companies and creates an intellectual property roadmap for such partner companies.

Invizyne was formed with the objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. Invizyne is a biology technology development company that is a majority-owned subsidiary. Invizyne’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature.

Prior to January 14, 2022, Public Ventures owned majority interests in PatentVest and Invizyne. On January 14, 2022, Public Ventures distributed 100% of its equity interests in PatentVest and Invizyne to its members in proportion to their respective interests. On January 15, 2022, Public Ventures filed with the Internal Revenue Service to be treated as a corporation for federal income tax purposes. On January 16, 2022, the members of Public Ventures contributed their entire interests in the equity of Public Ventures, Invizyne and PatentVest to MDB, as result of which MDB became the new parent holding company. There was no effective change in the beneficial ownership of Public Ventures as a result of this transaction. On the same day as part of the reorganization, MDB established a management company subsidiary, MDB Management. These reorganization steps are collectively referred to as the “reorganization. In connection with the reorganization, 5,000,000 Class B common shares were issued in exchange for the members’ equity. The Company plans to issue a public offering of Class A common shares, no exact date has been established.

The reorganization was completed between entities that were under common control, and the assets contributed and liabilities assumed are recorded based on their historical carrying values. These consolidated financial statements retroactively reflect the financial statements of the Company and Public Ventures on a consolidated basis for the periods presented.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 shares of Class A common shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 shares of Class A common shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, or $24,746,142 net of $343,518 of offering expenses, which will be used for development of the current partner companies, identifying and developing new partner companies, and general corporate and working capital requirements. In conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 shares of Class A common shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital. The warrants issued are accounted for as equity and recorded under paid in capital.

On January 16, 2022, the Company issued 100,000 shares of Class A common shares for the non-controlling interest in PatentVest.

On July 1, 2022, the Company made a cash distribution for $2,723,700 to the former members of Public Ventures in accordance with its private offering memorandum. This cash distribution was declared on January 16, 2022.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: a broker dealer & intellectual property service and technology development.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Three Months Ended June 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$1,429,092	$(35,560)	$1,464,652	4,118.8%
Fee income	4,233,120	-	4,233,120	100.0%
Other operating income	67,159	47,771	19,388	40.6%
Total operating income, net	5,729,371	12,211	5,717,160	46,819.8%

Operating costs:
General and administrative costs:
Compensation	973,717	683,603	290,114	42.4%
Operating expense, related party	253,951	167,814	86,137	51.3%
Professional fees	176,842	285,679	(108,837)	(38.1)%
Information technology	168,142	65,043	103,099	158.5%
Clearing and other charges	368,924	2,505	366,419	(14,627.5)%
General and administrative-other	251,258	503,086	(251,828)	(50.1)%
Total general and administrative costs	2,192,834	1,707,730	485,104	28.4%
Research and development costs, net of grants amounting to $767,707 and $650,660	7,567	(9,119)	16,686	(183.0)%
Total operating costs	2,200,401	1,698,611	501,790	29.5%
Net operating income (loss)	3,528,970	(1,686,400)	5,215,370	309.3%
Other income:
Interest income	184,888	-	184,888	100.0%
Income (loss) before income taxes	3,713,858	(1,686,400)	5,400,258	320.2%
Income taxes	320,584	-	320,584	(100.0)%
Net income (loss)	3,393,274	(1,686,400)	5,079,674	301.2%
Less net loss attributable to non-controlling interests	(69,585)	(120,953)	51,368	42.5%
Net income (loss) attributable to MDB Capital Holdings, LLC	$3,462,859	$(1,565,447)	$5,028,306	321.2%

Consolidated Results of Operations for the Six Months Ended June 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$1,483,871	$(19,908)	$1,503,779	7553.6%
Realized gain (loss) on investment securities (from our licensed broker dealer)	-	(7)	7	100.0%
Fee income	4,233,120	-	4,233,120	100.0%
Other operating income	129,371	49,453	79,918	161.6%
Total operating income (loss), net	5,846,362	29,538	5,816,824	19,692.7%

Operating costs:
General and administrative costs:
Compensation	1,845,744	1,089,698	756,046	69.4%
Operating expense, related party	555,653	367,803	187,850	51.1%
Professional fees	781,504	601,678	179,826	29.9%
Information technology	315,549	114,479	201,070	175.6%
Clearing and other charges	379,678	19,795	359,883	1818.1%
General and administrative-other	555,337	618,225	(62,888)	(10.2)%
Total general and administrative costs	4,433,465	2,811,678	1,621,787	57.7%
Research and development costs, net of grants amounting to $1,522,088 and $1,005,930	39,159	192,146	(152,987)	(79.6)%
Total operating costs	4,472,624	3,003,824	1,468,800	48.9%
Net operating income (loss)	1,373,738	(2,974,286)	4,348,024	146.2%
Other income:
Interest income	372,179	-	372,179	100.0%
Income (loss) before income taxes	1,745,917	(2,974,286)	4,720,203	158.7%
Income taxes	320,584	-	320,584	100.0
Net income (loss)	1,425,333	(2,974,286)	4,399,619	147.9%
Less net loss attributable to non-controlling interests	(163,778)	(273,962)	110,184	40.2%
Net income (loss) attributable to MDB Capital Holdings, LLC	$1,589,111	$(2,700,324)	$4,289,435	158.8%

Operating Income. For the three-month and six-month periods ended June 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received in an investment banking deal closed in the second quarter of 2023 in the broker-dealer and intellectual property service segment. For the three-month and six-month periods ended June 30, 2022 it is worth noting that during both periods, there was minimal activity.

General and Administrative Costs. During the three-month and six-month periods ended June 30, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by the hiring of additional employees in the in the later half of 2022 to support the anticipated growth in operations.
●	Related Party Operating Expenses: There was an uptick in related party operating expenses due to outsourcing support in preparation for future self-clearing operations for the broker-dealer and intellectual property service segment, leading to increased costs.
●	Professional Fees: For the three-month period ended June 30, 2023, professional fees decreased compared to the previous period. This decline was a result of higher audit fees incurred in 2022 for the past audits of 2020 and 2021 in preparation for the IPO. For the six-month period ended June 30, 2023, professional fees increased compared to the previous period. This increase was a result of legal, tax, audit, and consulting fees related to year-end financial audits, tax returns, and K-1s preparation in the first quarter of 2023, in 2022 these costs were incurred in the later part of the year.
●	Information Technology Costs: The increase in information technology costs was due to investments in infrastructure, website development, and other technology expenses as part of the preparation for becoming a self-clearing broker-dealer.
●	Clearing and Other Charges: The increase in clearing and other charges was directly linked to the attorney fees and placement agent fees paid out as part of an investment banking deal in the second quarter of 2023.
●	Other General and Administrative Costs: The decrease in other general and administrative costs resulted from less travel in 2023, as well as an overall cost reduction strategy to reduce general and administrative expenses.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three months ended June 30, 2023 and 2022, respectively, there was an increase in research and development costs of $117,047 due to higher salary expenses with a decrease in overall grant funding. For the six months ended June 30, 2023 and 2022, respectively, there was an increase in research and development costs of $555,317 due to higher salary and lab expenses. However, the net decrease is related to an increase in grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the three-month and six-month periods ended June 30, 2023, the increase in other income was caused by the inclusion of U.S. Treasury Bill interest that was not present in the prior period.

Income Taxes. For the three-month and six-month periods ended June 30, 2023, increase primarily attributed to the growth in net income for investment banking revenues. As a consequence, the total tax payable amounted to $94,710. In addition, our deferred tax liability also recorded an upward trajectory, reaching $225,874.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three Months Ended June 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$1,429,092	$(35,560)	$1,464,652	4,118.8%
Fee income	4,233,120	-	4,233,120	100.0%
Other operating income	55,549	47,766	7,783	16.3%
Total operating income (loss), net	5,717,761	12,206	5,705,555	46,743.9%

Operating costs:
General and administrative costs:
Compensation	572,674	429,261	143,413	33.4%
Operating expense, related party	206,288	162,893	43,395	26.6%
Professional fees	41,617	261,470	(219,853)	(84.1)%
Information technology	140,076	59,112	80,964	137.0%
Clearing and other charges	368,924	2,505	366,419	14,627.5%
General and administrative-other	89,872	312,758	(222,886)	(71.3)%
Total General and administrative costs	1,419,451	1,227,999	191,452	15.6%
Research and development costs	-	-	-	-
Total operating costs	1,419,451	1,227,999	191,452	15.6%
Net operating income (loss)	4,298,310	(1,215,793)	5,514,103	453.5%
Other income:
Interest income	19,519	-	19,519	100.0%
Income (loss) before income taxes	4,317,829	(1,215,793)	5,533,622	455.1%
Income taxes	320,584	-	320,584	(100.0)%
Net income (loss)	$3,997,245	$(1,215,793)	$5,213,038	428.8%

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Six Months Ended June 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$1,483,871	$(19,908)	$1,503,779	7,553.6%
Realized gain (loss) on investment securities (from our licensed broker dealer)	-	(7)	7	100.0%
Fee income	4,233,120	-	4,233,120	100.0%
Other operating income	58,602	49,440	9,162	18.5%
Total operating income (loss), net	5,775,593	29,525	5,746,068	19,461.7%

Operating costs:
General and administrative costs:
Compensation	1,119,475	726,153	393,322	54.2%
Operating expense, related party	464,741	362,882	101,859	28.1%
Professional fees	207,429	505,946	(298,517)	(59.0)%
Information technology	261,952	101,790	160,162	157.3%
Clearing and other charges	379,678	19,795	359,883	1,818.1%
General and administrative-other	198,865	399,296	(200,431)	(50.2)%
Total General and administrative costs	2,632,140	2,115,862	516,278	24.4%
Research and development costs	-	-	-	-
Total operating costs	2,632,140	2,115,862	516,278	24.4%
Net operating income (loss)	3,143,453	(2,086,337)	5,229,790	250.7%
Other income:
Interest income	47,881	-	47,881	100.0%
Income (loss) before income taxes	3,191,334	(2,086,337)	5,277,671	253.0%
Income taxes	320,584	-	320,584	100.0%
Net income (loss)	$2,870,750	$(2,086,337)	$4,957,087	237.6%

Operating Income. For the three-month and six-month periods ended June 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received in an investment banking deal that closed in the second quarter of 2023. For the three-month and six-month periods ended June 30, 2022 it is worth noting that during both periods, there was minimal activity in this segment.

General and Administrative Costs. During the three-month and six-month periods ended June 30, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by the hiring of additional employees in the in the latter half of 2022 to support the anticipated growth in operations.
●	Related Party Operating Expenses: There was an increase in related party operating expenses due to outsourcing support in preparation for future self-clearing operations, leading to increased costs.
●	Professional Fees: For the three-month period ended June 30, 2023 professional fees decreased compared to the previous period. This decline was a result of higher audit fees incurred in 2022 for the past audits of 2020 and 2021 in preparation for the IPO. For the six-month period ended June 30, 2023 professional fees increased compared to the previous period. This increase was a result of legal, tax, audit, and consulting fees related to year-end financial audits, tax returns, and K-1s preparation in the first quarter of 2023, in 2022 these costs were incurred in the later part of the year.
●	Information Technology Costs: The increase in information technology costs was due to investments in infrastructure, website development, and other technology expenses as part of the preparation for becoming a self-clearing broker-dealer.
●	Clearing and Other Charges: The increase in clearing and other charges was directly linked to the attorney fees and placement agent fees paid out as part of an investment banking deal in the second quarter of 2023.
●	Other General and Administrative Costs: The decrease in other general and administrative costs resulted from less travel in 2023, as well as an overall cost reduction strategy to reduce general and administrative expenses.

Other Income. For the three-month and six-month periods ended June 30, 2023 the increase in other income was caused by the inclusion of bank interest that was not present in the three-month and six-month periods ended June 30, 2022.

Income Taxes. For the three-month and six-month periods ended June 30, 2023, increase primarily attributed to the growth in net income. As a consequence, the total tax payable amounted to $94,710. In addition, our deferred tax liability also recorded an upward trajectory, reaching $225,874.

Technology Development Segment (Invizyne) Results of Operations for the Three Months Ended June 30, 2023 and 2022

	2023	2022	$ Change	% Change
Total operating income	$11,610	$5	$11,605	232,100.0%

Operating costs:
General and administrative costs:
Compensation	138,470	180,295	(41,825)	(23.2)%
Professional fees	27,031	7,274	19,757	271.6%
Information technology	(591)	3,260	(3,851)	(118.1)%
General and administrative-other	17,226	95,899	(78,673)	(82.0)%
Total general and administrative costs	182,136	286,728	(104,592)	(36.5)%
Research and development costs, net of grants amounting to $767,707 and $650,660	7,567	(9,119)	16,686	183.0%
Total operating costs	189,703	277,609	(87,906)	(31.7)%
Net operating loss	(178,093)	(277,604)	99,511	(35.8)%
Other income:
Interest income	14	-	14	100.0%
Loss before income taxes	(178,079)	(277,604)	99,525	35.9%
Income taxes	-	-	-
Net loss	(178,079)	(277,604)	99,525	35.9%
Less net loss attributable to non-controlling interests	(69,585)	(120,953)	51,368	42.5%
Net loss attributable to controlling interests	$(108,494)	$(156,651)	$48,157	30.7%

Technology Development Segment (Invizyne) Results of Operations for the Six Months Ended June 30, 2023 and 2022

	2023	2022	$ Change	% Change
Total operating income	$70,769	$13	$70,756	544,276.9%

Operating costs:
General and administrative costs:
Compensation	170,006	231,498	(61,492)	(26.6)%
Professional fees	208,738	70,233	138,505	197.2%
Information technology	9,235	10,018	(783)	(7.8)%
General and administrative-other	62,960	124,500	(61,540)	(49.4)%
Total general and administrative costs	450,939	436,249	14,690	3.4%
Research and development costs, net of grants amounting $1,561,247 and $1,005,930	39,159	192,146	(152,987)	(79.6)%
Total operating costs	490,098	628,395	(138,297)	(33.3)%
Net operating loss	(419,329)	(628,382)	209,053	(33.3)%
Other income:
Interest income	100	-	100	100.0%
Loss before income taxes	(419,229)	(628,382)	209,153	(33.3)%
Income taxes	-	-	-
Net loss	(419,229)	(628,382)	209,153	(33.3)%
Less net loss attributable to non-controlling interests	(163,778)	(273,962)	110,184	40.2%
Net loss attributable to controlling interests	$(255,451)	$(354,420)	$98,969	27.9%

Operating Income. For the three-month and six-month periods ended June 30, 2023, operating income was generated from one feasibility study conducted. It is worth noting during that three-month and six-month periods ended June 30, 2022 there was minimal activity in this segment.

General and Administrative Costs. During the three-month and six-month periods ended June 30, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense for both periods was driven by reducing personnel and shifting duties to existing administrative personnel.
●	Professional Fees: The increase in professional fees compared to previous periods was a result of legal, tax, audit, and consulting fees related to year-end financial audits and tax returns preparation primarily in first quarter of 2023.
●	Other General and Administrative Costs: The decrease in other general and administrative costs resulted from less travel in 2023, as well as an overall cost reduction strategy to reduce general and administrative expenses.

Research and Development Costs. For the three months ended June 30, 2023 and 2022, respectively, there was an increase in research and development costs of $117,047 due to higher salary expenses with a decrease in overall grant funding. For the six months ended June 30, 2023 and 2022, respectively, there was an increase in research and development costs of $555,317 due to higher salary and lab expenses. However, the net decrease is related to an increase in grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Consolidated Balance Sheets June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	$2,391,143	$4,952,624	$(2,561,481)	(51.7)%
Grants receivable	1,074,024	809,532	264,492	32.7%
Prepaid expenses and other current assets	232,888	309,818	(76,930)	(24.8)%
Investment securities, at amortized cost (U.S. Treasury Bills)	14,900,217	16,188,920	(1,288,703)	(8.0)%
Investment securities, at fair value (held by our licensed broker dealer)	5,751,630	832,577	4,919,053	590.8%
Investment securities, at cost less impairment (held by our licensed broker dealer)	50,000	50,000	-	0.0%
Investment securities, at cost less impairment	200,000	200,000	-	0.0%
Deferred offering cost	728,253	323,224	405,029	125.3%
Property and equipment, net	580,086	624,644	(44,558)	(7.1)%
Operating lease right-of-use assets, net	1,507,066	1,409,732	97,334	(6.9)%
Total assets	$27,415,307	$25,701,071	$1,714,236	6.7%

LIABILITIES AND EQUITY
Accounts payable	$678,816	$698,782	$(19,966)	(2.9)%
Accrued expenses	106,081	254,745	(148,664)	(58.4)%
Deferred tax liability	225,874	-	225,874	100.0%
Deferred grant reimbursement	166,623	214,998	(48,375)	(22.5)%
Operating lease liabilities	1,590,495	1,423,538	166,957	11.7%
Total liabilities	2,767,889	2,592,063	175,826	6.8%
Equity:
Paid-in-capital	27,764,453	27,764,453	-	-
Accumulated deficit	(3,534,999)	(5,124,110)	1,589,111	31.0%
Total MDB Capital Holdings, LLC Members’ equity	24,229,454	22,640,343	1,589,111	7.0%
Non-controlling interest	417,964	468,665	(50,701)	(10.8)%
Total equity	24,647,418	23,109,008	1,538,410	6.7%
Total liabilities and equity	$27,415,307	$25,701,071	$1,714,236	6.7%

Financial Condition: Overall, the assets remained relatively consistent period over period. The decrease in cash and cash equivalents was due to increased operating costs that were not offset by revenue in the first quarter of 2023. The decrease in investment securities at amortized cost was due to the sale of U.S Treasury bills to fund operating costs. The increase in investment securities at fair value was from common stock and warrants received as part of the investment banking fee completed in the second quarter of 2023. The decrease in prepaid expenses was due to a reduction in a derivative asset for a commitment to purchase publicly traded common stock that was fulfilled. The increase in grants receivable was driven by increased grant-related research and development activity, as well as the timing of collection of grant funds from the prior period. The increase in deferred offering costs was due to the rise in legal and accounting costs that were directly related to the filing of the S-1. Lastly, the increase in right of use asset was from the lease modification entered into by the technology sector for an extension of the rental term for the current space.

The increase in liabilities was primarily due to the deferred tax liability recorded in the second quarter of 2023 and the increase in the operating lease liabilities due to the modification in the second quarter of 2023. This was offset by a decrease in accounts payable due to the payment auditing and legal costs incurred in the fourth quarter of 2022 and the first quarter of 2023. The decrease in accrued expenses was due to the payment of payroll tax liability that was accrued in the fourth quarter of 2022. The decrease in deferred grant reimbursement was driven by the accretion of deferred grant reimbursement and reduction in lab equipment purchase. The increase in deferred tax liability was driven by the income derived from the fair value calculation for the warrants received as part of an investment banking deal closed in the second quarter of 2023. The increase in lease liabilities was from the lease modification entered into by the technology sector for an extension of the rental term for the current space.

The equity increase was primarily driven by the net income in the second quarter of 2023. Additionally, the decrease in non-controlling interest was a result of the net loss in Invizyne.

Liquidity and Capital Resources – June 30, 2023

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(3,721,317)	$(2,398,754)
Net cash provided by (used in) investing activities	1,564,865	(127,494)
Net cash (used in) provided by financing activities	(405,029)	24,655,258
Net (decrease) increase in cash and cash equivalents	$(2,561,481)	$22,129,010

At June 30, 2023, the Company had $17,813,375 of working capital. This is a decrease of $7,304,813, from the working capital of $25,118,188 that the Company had at June 30, 2022. The decrease in working capital is primarily attributed to the use of cash to fund operations for the twelve months ended on June 30, 2023. Additionally, as of June 30, 2023, the Company had $2,391,143 of cash and $14,900,217 of short-term U.S. Treasury bills available to fund its operations.

.

Operating Activities. For the six months ended June 30, 2023, operating activities use of cash was primarily due to increase in operating expenses primarily compensation and professional fees, an increase in unrealized gains directly related to the warrants received as part of the investment banking deal in the second quarter of 2023, accretion of investments at amortized cost (U.S. Treasury Bills), at fair value (made by our licensed broker dealer), an increase in grants receivable that was partially offset by proceeds from sale of investment securities, at fair value. This was offset proceeds from the sale of investment securities, at fair value (made by our licensed broker dealer); a decrease in accounts payable, accrued expenses, and deferred grant reimbursement.

For the six months ended June 30, 2022, operating activities use of cash represented a combination of increased activity in Invizyne, increased professional and consulting fees related to the business reorganization of the Company, and costs associated with the private placement financing concluded in June 2022.

Investing Activities. For the six months ended June 30, 2023, consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills.

For three months ended June 30, 2022, investing activities consisted of the purchase of laboratory equipment, and leasehold improvements to expand Invizyne’s lab facility.

Financing Activities. For the six months ended June 30, 2023, deferred financing costs were for the Company’s initial public offering.

For the six months ended June 30, 2022 financing activities consisting of proceeds of $24,660,259 from net proceeds from a private placement.

Recently Issued Accounting Pronouncements

See Note 2 in the consolidated financial statements for the discussion on recently accounting pronouncements.

Critical Accounting Estimates

The preparation of financial statements in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our unaudited consolidated financial statements and audited consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

Revenue recognition – Investment Banking and Warrants Valuation

The Company receives income from equity underwriting fees. As an underwriter, the Company helps clients raise capital via private placement of various types of equity instruments. Underwriting fees are primarily based on the issuance price and quantity of the underlying instruments and are recognized as revenue typically upon execution of the client’s transaction. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions. If the Company did have any contract assets or liabilities related to these revenues it would be recorded on the consolidated balance sheets.

Revenue recognition may involve the bundling of investment banking services with other financial instruments. In such cases, we estimate the fair value of the services provided and allocate the revenue accordingly. This estimation process involves significant judgment and sensitivity to market conditions. Additionally, our investment banking activities may include the compensation for our services in warrants granted to us. The valuation of these warrants requires significant estimates, including the use of option pricing models like the Black-Scholes model. The key assumptions in this valuation process include the stock price on the date of valuation, the exercise price of the warrant, the term to expiry, risk-free interest rate, and the expected volatility of the underlying stock.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

 The fair value of U.S. Treasury Bills and public equity securities are based on quoted market prices and are classified as level 1 of the fair value hierarchy. The fair value of public equity securities that are not actively traded is based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data and are classified as level 2 of the fair value hierarchy. The fair value of warrants is based on a Black-Scholes model, which considers the stock price at the date of the valuation, the warrant strike price, the term to expiry, the risk-free rate of return, and the expected volatility of the underlying stock. The level in the fair value hierarchy for warrants depends primarily on whether the stock price is determinable from active trades, and whether the expected volatility of the underlying stock is observable and are either classified as level 2 or level 3. The fair value of non-public equity securities and simple agreements for future equity is based on the initial investment, less impairment, and they are classified as level 3 in the fair value hierarchy. For the significant unobservable inputs and assumptions used in level 3 fair value measurements, see Fair Value of Financial Instruments section of Note 2: Summary of Significant Accounting Policies.

Valuation Allowance for Net Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At June 30, 2023 and December 31, 2022, Invizyne, Public Ventures, PatentVest, and MDB CG Management has established a full valuation allowance against all net deferred tax assets.

Stock Based Compensation

The Company and its subsidiaries may periodically issue common shares, stock options and restricted stock units to officers, directors, employees, and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

The fair value of share options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the expected life of the stock option, the exercise price of the share option as compared to the fair market value of the common shares on the grant date, and the estimated volatility of the common shares. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The estimated volatility is based on the historical volatility of the Company’s common shares, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common shares is determined by reference to the quoted market price of the Company’s common shares on the grant date. The expected dividend yield is based on the Company’s expectation of dividend payouts and is assumed to be zero. The fair value of performance based restricted stock units was determined by using an independent valuation expert.

On February 1, 2021, stock options to purchase 513,750 shares of common stock were granted at an exercise price of $2.53 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. On May 1, 2023, stock options to purchase 50,000 shares of common stock were granted at an exercise price of $3.44 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. As of June 30, 2023, stock options to purchase 249,978 shares of common stock have vested, the weighted average exercise price is $2.54, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 4.79 years. As of June 30, 2023, the unrecognized stock-based compensation is $699,225.

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the three months and the six months ended June 30, 2023:

Exercise price	$3.44
Stock price	$3.44
Risk-free interest rate	0.42%
Expected volatility	121.7%
Expected life (in years)	5.0
Expected dividend yield	0%

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2022:

Exercise price	$2.53
Stock price	$2.53
Risk-free interest rate	0.42%
Expected volatility	123.04%
Expected life (in years)	5.0
Expected dividend yield	0%

Accounting for Research Grants

Invizyne receives grant reimbursements, which are netted against research and development expenses in the consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion considered a deferred liability and are included in accounts payable and accrued expenses in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of June 30, 2023 and 2022 and expected to be received from funding sources in the subsequent year. Management considers such receivables at June 30, 2023 and 2022 to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying consolidated financial statements.

Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down (a process of submitting expenses for reimbursement) the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statement of operations.

Summary of Business Activities and Plans

As stated above, the Company completed the first closing of a private placement, consisting of total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, which will be used for development of the current partner companies, identifying and developing new partner companies, and general corporate and working capital requirements.

Through this prospectus the Company plans to raise additional capital through its initial public offering. Funds from the offering will be used for development of our current partner company, identifying and developing new partner companies, and general corporate and working capital requirements.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Although unclear at this time an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Technology. Our partner companies’ endeavors to create and bring new technologies to the market may never come to fruition or might not reach a level of development sufficient for commercial viability. Even if they do achieve commercial development, the acceptance of these technologies within the marketplace is uncertain. There’s a possibility that the technologies they develop may not gain widespread or timely acceptance, leading to the necessity for further funding to support the partner companies, or potentially even prompting the difficult choice of discontinuing the business at a financial loss. Moreover, technologies from our partner companies that undergo regulatory scrutiny, testing, and approval may ultimately fail to receive the necessary endorsements from relevant regulatory bodies.

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At June 30, 2023 and 2022, Public Ventures had net capital of $3,437,434 and $2,849,092, respectively, which was $3,187,434 and $2,599,092 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At June 30, 2023, the Company’s ratio of aggregate indebtedness of $118,670 to net capital was 0.03 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 6 2/3% of aggregate indebtedness, which was calculated as $7,911 at June 30, 2023.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at June 30, 2023 and 2022 have subsequently settled with no resulting material liability to Public Ventures. For the six months ended June 30, 2023 and 2022 Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2023 and 2022.

Invizyne Funding Requirements

The Company entered into a funding agreement (the “Funding Agreement”) to purchase shares in Invizyne up to a maximum of $5,000,000 at a pre-determined purchase price, subject to continuing financial covenants being met. As of June 30, 2023 and 2022, $5,000,000, the maximum amount, and $3,644,930 was funded, bringing the ownership interest of the Company in Invizyne to 60.94% and 59.58% at June 30, 2023 and 2022, respectively. As a condition of the Funding Agreement, warrants to purchase 197,628 shares of Invizyne common stock were issuable (the “Funding Warrants”), which vested as amounts are funded. Through June 30, 2023 and 2022, 249,978 and 144,071, respectively, of Funding Warrants vested. These warrants are eliminated in consolidation.

MDB Capital Holdings, LLC waived its 10% cash fee relative to the Funding Agreement in exchange for other modifications to the terms of the agreement.

Trends, Events and Uncertainties

Other than as discussed above, we are not currently aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2023, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Ongoing Remediation of Previously Identified Material Weaknesses

As previously described in Risk Factors on Form S-1 for filed on July 6, 2023, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The Company is implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, whereas we have expanded our controls or control designs based on updated enhanced risk assessments. Controls have been redesigned and implemented to address the lack of segregation of duties, put in place policies and implemented training programs, expanded our team with a higher level of knowledge and experience, increased documentation, modified user access to relevant IT applications to further restrict privileged access, and have enhanced both our reporting and our internal quality review on control execution. The remediation actions, including those listed above, remain in process where further modifications are necessary to address the material weakness. We expect these changes to materially improve our internal controls.

The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Accounting Officer, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We have and will continue to have commercial disputes arising in the ordinary course of our business.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other registration statements, reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Risk Factors” in our Amendment No. 5, filed on July 6, 2023, to the Registration Statement on Form S-1, initially filed on November 10, 2022, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors we have identified and discussed, however, do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: August 29, 2023	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: August 29, 2023	By:	/s/ Jeremy W. James
Jeremy W. James
Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

