Form 10-Q
period 2023-09-30
MDB Capital Holdings, LLC
filed 2023-11-14
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 14, 2023, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,295,632.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022

Cash and cash equivalents	$24,445,550	$4,952,624
Restricted cash	2,000,000	-
Grants receivable, includes unbilled receivables of $503,777 and $783,520	676,452	809,532
Prepaid expenses and other current assets	561,536	309,818
Investment securities, at amortized cost (U.S. Treasury Bills)	7,495,988	16,188,920
Investment securities, at fair value (held by our licensed broker dealer) (Note 2)	4,964,725	832,577
Investment securities, at cost less impairment (held by our licensed broker dealer)	50,000	50,000
Investment securities, at cost less impairment	300,000	200,000
Deferred offering cost	-	323,224
Property and equipment, net	842,306	624,644
Operating lease right-of-use assets, net	2,126,213	1,409,732
Total assets	$43,462,770	$25,701,071

LIABILITIES AND EQUITY
Accounts payable	$1,040,131	$698,782
Accrued expenses	154,264	254,745
Income taxes payable	158,269	-
Deferred grant reimbursement	153,663	214,998
Deferred tax liability	225,874	-
Deferred revenue	200,000	-
Operating lease liabilities	2,210,005	1,423,538
Total liabilities	4,142,206	2,592,063
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 4,295,632 and 2,628,966 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-

Paid-in-capital	45,274,523	27,764,453
Accumulated deficit	(6,255,406)	(5,124,110)
Total MDB Capital Holdings, LLC Members’ equity	39,019,117	22,640,343
Non-controlling interest	301,447	468,665
Total equity	39,320,564	23,109,008
Total liabilities and equity	$43,462,770	$25,701,071

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Note 2)	$(786,906)	$16,072	$696,965	$(3,836)
Realized loss on investment securities, net (from our licensed broker dealer)	-	-	-	(7)
Fee income	-	-	4,233,120	-
Other operating income	11,502	57,903	140,873	107,356
Total operating income (loss), net	(775,404)	73,975	5,070,958	103,513

Operating costs:
General and administrative costs:
Compensation	1,337,771	1,130,256	3,183,515	2,219,954
Operating expense, related party	273,821	514,798	829,474	882,601
Professional fees	459,585	51,035	1,241,089	652,713
Information technology	93,326	93,465	408,875	207,944
Clearing and other charges	3,316	2,547	382,994	22,342
General and administrative-other	327,896	406,536	883,233	1,024,761
Total general and administrative costs	2,495,715	2,198,637	6,929,180	5,010,315
Research and development costs, net of grants amounting to $743,320 and $645,731, for the three months ended September 30 and $2,265,408 and $1,651,661, for the nine months ended September 30	27,936	103,633	67,095	295,779
Total operating costs	2,523,651	2,302,270	6,996,275	5,306,094
Net operating loss	(3,299,055)	(2,228,295)	(1,925,317)	(5,202,581)
Other income:				-
Interest income	176,300	-	548,479	-
Net loss before income taxes	(3,122,755)	(2,228,295)	(1,376,838)	(5,202,581)
Income taxes	63,559	-	384,143	-
Net loss	(3,186,314)	(2,228,295)	(1,760,981)	(5,202,581)
Less net loss attributable to non-controlling interests	(177,853)	(144,715)	(341,631)	(418,677)
Net loss attributable to MDB Capital Holdings, LLC	$(3,008,461)	$(2,083,580)	$(1,419,350)	$(4,783,904)
Net loss per share attributable to MDB Capital Holdings, LLC:
Net loss per Class A common share – basic and diluted	$(0.49)	$(0.27)	$(0.24)	$(1.43)
Weighted average of Class A common shares outstanding – basic and diluted	2,828,241	2,628,966	2,696,121	1,154,420
Net loss per Class B common share – basic and diluted	$(0.32)	$(0.27)	$(0.15)	$(0.63)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Nine Months Ended September 30, 2023 and 2022

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$-	$468,665	$23,109,008
Stock-based compensation	-	-	-	-	-	-	-	54,126	54,126
Net loss	-	-	-	-	-	(1,873,748)	-	(94,193)	(1,967,941)
Balance, March 31, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(6,997,858)	$-	$428,598	$21,195,193
Stock-based compensation	-	-	-	-	-	-	-	58,951	58,951
Net income (loss)	-	-	-	-	-	3,462,859	-	(69,585)	3,393,274
Balance, June 30, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(3,534,999)	$-	$417,964	$24,647,418
Issuance of Class A common shares	1,666,666	-	-	-	17,444,659	-	-	-	17,444,659
Issuance of warrants to purchase Class A common shares	-	-	-	-	65,411	-	-	-	65,411
Stock-based compensation	-	-	-	-	-	288,054	-	61,336	349,390
Net loss	-	-	-	-	-	(3,008,461)	-	(177,853)	(3,186,314)
Balance, September 30, 2023	4,295,632	$-	5,000,000	$-	$45,274,523	$(6,255,406)	$-	$301,447	$39,320,564

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2021	-	$-	-	$-	$-	$-	$6,239,168	$522,169	$6,761,337
Distribution of Invizyne and PatentVest to members’	-	-	-	-	-	-	(661,799)	-	(661,799)
Net loss from January 1, 2022 to January 16, 2022	-	-	-	-	-	-	(189,943)	(19,239)	(209,182)
Balance, January 16, 2022	-	-	-	-	-	-	5,387,426	502,930	5,890,356
Elimination of members’ equity and non-controlling interest upon reorganization (Note 1)	-	-	-	-	-	-	(5,387,426)	(502,930)	(5,890,356)
Members contribution of net assets of Public Ventures, Invizyne and PatentVest and establishment of non-controlling interest	-	-	5,000,000	-	6,049,225	-	-	502,930	6,552,155
Issuance of Class A common shares	100,000	-	-	-	200,000	-	-	-	200,000
Distribution to members (made by our licensed broker dealer) (Notes 1 and 2)	-	-	-	-	(2,723,700)	-	-	-	(2,723,700)
Acquisition of non-controlling interest in PatentVest	-	-	-	-	(325,000)	-	-	-	(325,000)
Stock-based compensation	-	-	-	-	-	-	-	54,126	54,126
Net loss	-	-	-	-	-	(944,934)	-	(133,770)	(1,078,704)
Balance, March 31, 2022	100,000	-	5,000,000	-	3,200,525	(944,934)	-	423,286	2,678,877
Issuance of Class A common shares, net costs of private placement, net of costs of private placement	2,528,966	-	-	-	24,746,142	-	-	-	24,746,142
Issuance of warrants to purchase Class A common shares	-	-	-	-	106,940	-	-	-	106,940
Ownership change of non-controlling interest	-	-	-	-	(464,698)	-	-	464,698	-
Stock-based compensation	-	-	-	-	-	-	-	56,015	56,015
Net loss	-	-	-	-	-	(1,565,447)	-	(120,953)	(1,686,400)
Balance, June 30, 2022	2,628,966	$-	5,000,000	$-	$27,588,909	$(2,510,381)	$-	$823,046	$25,901,574
Ownership change of non-controlling interest	-	-	-	-	27,804	-	-	(27,804)	-
Stock-based compensation	-	-	-	-	-	-	-	54,087	54,087
Net loss	-	-	-	-	-	(2,083,580)	-	(144,715)	(2,228,295)
Balance, September 30, 2022	2,628,966	$-	5,000,000	$-	$27,616,713	$(4,593,961)	$-	$704,614	$23,727,366

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,760,981)	$(5,202,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on investment securities, net	(696,965)	3,836
Realized loss on investment securities, net	-	7
Stock-based compensation	462,467	164,228
Accretion of investments at amortized cost (U.S Treasury Bills)	(431,776)	-
Purchases of investment securities, at fair value (made by our licensed broker dealer)	(1,587,500)	-
Purchases of investment securities, at cost less impairment	-	(200,000)
Proceeds from sale of investment securities, at fair value (made by our licensed broker dealer)	632,851	-
Deferred income tax	225,874	-
Warrants issued as part of an investment banking deal	165,087	-
Income recognized from warrants received	(2,645,620)	-
Depreciation of property and equipment	137,972	104,614
Accretion of deferred grant reimbursement	(38,880)	(32,909)
Deferred revenue	100,000	-
Non-cash lease expense	69,986	8,626
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	133,080	(370,516)
Prepaid expenses and other current assets	(251,718)	(813)
Increase (decrease) in -
Accounts payable	341,348	38,308
Income taxes payable	158,269	-
Accrued expenses	(100,481)	471,814
Deferred grant reimbursement	(22,455)	80,410
Net cash used in operating activities	(5,109,442)	(4,934,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	15,078,020	-
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	(5,953,312)	(11,061,058)
Purchases of property and equipment	(355,634)	(162,416)
Net cash provided by (used in) investing activities	8,769,074	(11,223,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	25,289,660
Proceeds from initial public offering	19,999,992	-
Costs of private placement	-	(436,578)
Costs from initial public offering	(2,166,698)
Deferred costs of initial public offering	-	(480,578)
Distribution to member	-	(2,723,700)
Acquisition of non-controlling interest in PatentVest	-	(125,000)
Net cash provided by financing activities	17,833,294	21,523,804

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	21,492,926	5,365,354

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	4,952,624	6,225,458

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$26,445,550	$11,590,812

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$9
Income taxes	$-	$-

Non-cash investing and financing activities:
Distribution of equity to members and subsequent contribution into MDB Capital Holdings, LLC - Invizyne and PatentVest	$-	$661,799
Ownership change of non-controlling interest	$-	$436,894
Partner contribution of members equity into MDB Capital Holdings, LLC	$-	6,049,225
Warrants received as part of an investment banking deal	$2,480,533	$-
Modification of lease - right-of-use asset and lease liability	$198,544	$-
Record right-of-use asset and operating lease liability	$698,249	$-
Relinquishment of deferred costs of initial public offering from prior year	$323,224	$-
Investment securities, at cost less impairment, received in lieu of cash payment	$100,000	$-
Issuance of Class A common shares in exchange for non-controlling interest in PatentVest	$-	$200,000
Issuance of warrants to purchase Class A stock related to the initial public offering closed on September 20, 2023	$65,411	$-
Issuance of warrants to purchase Class A stock related to the private placement offering closed on June 15, 2022	$-	$106,940

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$24,445,550	$4,952,624
Restricted cash	2,000,000	-
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$26,445,550	$4,952,624

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

(Formerly Public Ventures, LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30, 2023 and 2022

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

MDB Management is an “administrative” entity whose purpose is to conduct, and to consolidate wherever possible, to consolidate shared services and other resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Texas State Securities Board. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures. Public Ventures has been approved by FINRA to be a clearing broker dealer and will commence operating as such in November.

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’, due diligence functions on the intellectual property of clients and prospective client companies, creates an intellectual property roadmap for client companies, and is also a law firm specializing in patent matters,

Invizyne was formed with the business objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. Invizyne is a biology technology development company that is a majority-owned subsidiary. Invizyne’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature.

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

On January 16, 2022, the Company issued 100,000 shares of Class A common shares for all the then non-controlling interests in PatentVest. PatentVest is now wholly owned by the Company.

On July 1, 2022, the Company made a cash distribution for $2,723,700 to the former members of Public Ventures in accordance with its private offering memorandum. This cash distribution was declared on January 16, 2022.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 shares of Class A common shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 shares of Class A common shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, or $24,746,142 net of $543,518 of offering expenses in conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 shares of Class A common shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital. The warrants issued are accounted for as equity and recorded under paid in capital.

On September 20, 2023, MDB completed an initial public offering (IPO), consisting of the sale of 1,666,666 shares of Class A common shares at $12.00 per share, for gross proceeds of $19,999,992. Accordingly, the Company received total gross proceeds of $19,999,992 from the sale of 1,666,666 shares of Class A common shares, or $17,444,659 net of $2,555,333 of offering expenses. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16,667 shares of Class A common shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65,411, as calculated pursuant to the Black-Scholes option-pricing model and accounted for as issuance costs that were accounted for as equity instruments and recorded against paid in capital.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and wholly-owned and majority owned subsidiaries. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2022, and related notes were derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year or any future period The unaudited consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at September 30, 2023 and 2022, relate to the interests of third parties in the majority owned subsidiaries.

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

Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries Public Ventures, MDB Management, PatentVest and Invizyne are Subchapter C-corporations subject to federal and state income taxes.  As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the valuation of investment securities, valuing equity instruments issued for services, stock-based compensation and the realization of any deferred tax assets.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and the nine months ended September 30, 2023 and 2022.

Restricted Cash

The Company occasionally places deposits or enters into agreements mandating the maintenance of funds considered to be restricted cash.  As of September 30, 2023, the Company held $2,000,000 of restricted cash in an account for the purposes of collateralizing a line of credit.  As of December 31, 2022, the Company did not have any funds subject to restrictions.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the consolidated financial statements. Operating lease assets are included within right-of-use (ROU) assets and the corresponding operating lease liabilities are included within liabilities on the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

Stock-based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions and stock options. The Company’s parent company issues restricted stock units are measured at the fair market value of the underlying stock at the grant date. The Company recognize stock compensation expense using the straight-line attribution method over the requisite service period for the restricted stock units. The Company’s subsidiary issued stock-option and the fair value is determined utilizing Black-Scholes options-pricing model. The Company account for forfeitures as they occur, rather than applying an estimated forfeiture rate. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. The Company record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Investment Securities

The Company strategically invests funds in U.S. Treasury Bills, early-stage technology companies, and equity securities and options of publicly traded and privately held companies. The Company classifies investment securities as investment securities, at amortized cost, investment securities, at fair value, or investment securities, at cost less impairment.

Investment securities, at amortized cost - This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. These securities were originally recorded at fair value and are subsequently measured at amortized cost, adjusted for unamortized purchase premiums and discounts, and an allowance for credit losses. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the interest income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company currently only holds investments securities, at amortized cost in U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because we expect to hold these securities until maturity, we do not expect to realize any losses.

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

Investment securities are as follows:

	September 30, 2023	December 31, 2022
Investment securities, at amortized cost:
U.S Treasury Bills	$7,495,988	$16,188,920
Investment securities, at amortized cost	$7,495,988	$16,188,920

Broker/Dealer Securities

	September 30, 2023	December 31, 2022
Investment securities, at fair value:
Common stock of publicly traded companies	$2,383,141	$787,137
Warrants of publicly traded companies	2,581,584	45,440
Investment securities, at fair value	$4,964,725	$832,577

Investment securities, at cost less impairment
Preferred stock of private company (not market listed)	$50,000	$50,000
Investment securities, at cost less impairment	$50,000	$50,000

Non-Broker/Dealer Securities

	September 30, 2023	December 31, 2022
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$300,000	$200,000
Investment securities, at cost less impairment	$300,000	$200,000

For investment securities at fair value, net unrealized loss of $786,906 and net unrealized gain of $16,072 were recognized in the statements of operations for three-months ended September 30, 2023 and 2022, respectively. For investment securities at fair value, net unrealized gain of $696,965 and net unrealized loss $3,836 were recognized in the statements of operations for nine-months ended September 30, 2023 and 2022, respectively.

The amortized cost, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost as of September 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of September 30, 2023
U.S Treasury Bills maturing 10/05/23	$7,495,988	$693	$-	$7,496,681
Total assets	$7,495,988	$693	$-	$7,496,681

	Amortized Cost as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of December 31, 2022
U.S Treasury Bills maturing 05/11/23 and 10/05/23	$16,188,920	$-	$(51,645)	$16,137,275
Total assets	$16,188,920	$-	$(51,645)	$16,137,275

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

The Company determines the fair value of its financial instruments based on a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1–- Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.

Level 2–- Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3–- Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions.

The Company’s financial instruments primarily consist of cash and investment securities. As of the consolidated balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of September 30, 2023 and December 31, 2022, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented on the consolidated balance sheets. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities–- common stock	$2,383,141	$-	$-	$2,383,141

Investment Securities (held by our licensed broker dealer)	Warrants	-	28,222	2,553,362	2,581,584

Total assets measured at fair value (held by our licensed broker dealer)		$2,383,141	$28,222	$2,553,362	$4,964,725

During the nine months ended September 30, 2023, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2022	$-
Receipt from investment banking fees	2,645,620
Realized gains	-
Unrealized gains	72,829
Sales or distribution	(165,087)
Purchases	-
September 30, 2023	$2,553,362

The following table present information about significant unobservable inputs related to material components of Level 3 warrants as of September 30, 2023.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Warrants	$2,553,362	Black Scholes	Volatility	99.34%	99.34%

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

Secured Debt–- Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2023 for a commitment of up to $2,000,000 and which matures July 26, 2024. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 7.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5,000. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of September 30, 2023, there is $2,002,446 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of September 30, 2023, there is no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022

Laboratory equipment	$811,281	$803,030
Furniture and fixtures	49,838	10,270
Software development	104,379	-
Leasehold improvements	279,161	75,725
Total property and equipment	1,244,659	889,025
Less: Accumulated depreciation	(402,353)	(264,381)
Property and equipment, net	$842,306	$624,644

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures. PatentVest and Invizyne have had limited activity during the three months and nine months ended September 30, 2023 and 2022.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three months and the nine months ended September 30, 2023, and 2022, respectively.

Investment banking revenues consist of private placement fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of September 30, 2023, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity, and Rule 144A private offerings and are recorded on the closing date of the transaction. Client reimbursements for costs associated for private placement fees are recorded gross within investment banking and various expense captions, excluding compensation. The Company typically receives payments on private placements transactions at the completion of the contract. The Company views the majority of placement fees as a single performance obligation that is satisfied when the transaction is complete, and the revenue is recognized at that point in time.

Taxes and regulatory fees assessed by a government authority or agency that are both imposed on and concurrent with a specified revenue-producing transaction, which are collected by Public Ventures from a customer, are excluded from revenue and recorded against general and administrative expenses.

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of September 30, 2023 and 2022, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

PatentVest recognize revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. PatentVest enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation for the entre contract or a portion of the contract. When performance obligations are combined into a single contract, PatentVest utilize stand-alone selling price to allocate the transaction price among the performance obligations.

Certain contracts or portions of contracts are duration-based which, in the event of customer cancellation, provide PatentVest with an enforceable right to a proportional payment for the portion of the services provided. Accordingly, revenue from duration-based is recognized using a time-based measure of progress, which PatentVest believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period. Revenue from certain contracts is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred. Payments received in advance of services being rendered are recorded as a component of contract liabilities.

The PatentVest’s contract liabilities which is presented as Deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2021	$-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of June 30, 2022	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of September 30, 2022	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of December 31, 2022	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of June 30, 2022	-
Amounts billed but not recognized	200,000
Revenue recognized	-
Balance as of September 30, 2023	$200,000

During the three months and nine months ended September 30, 2023, the Company’s technology development segment revenue, which was derived from a single feasibility study, which is not a typical service offered by the Company. The revenue generated from this study represents a direct reimbursement of costs incurred in completing the study.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of September 30, 2023 and 2022, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables at September 30, 2023 and 2022, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying consolidated financial statements.

Summary of grants receivable activity for the nine months ended September 30, 2023 and 2022, is presented below:

	2023	2022

Balance at beginning of period	$809,532	$468,353
Grant costs expensed	2,180,581	1,596,936
Grants for equipment purchased	-	49,626
Grant fees	84,827	54,725
Grant funds received	(2,398,488)	(1,330,771)
Balance at end of period	$676,452	$838,869

The Company has five grants provided by National Institute of Health and the Department of Energy. The first grant was awarded on October 1, 2019 and the latest grant is set to expire on August 31, 2024, however grants can be extended or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond the complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statements of operations. For the nine-months ended September 30, 2023 and 2022, respectively, grants amounting to $2,180,581 and $1,596,936 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the nine-months ended September 30, 2023 and 2022, respectively, totaled $2,265,408 and $1,701,287.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of Invizyne’s technology. For the three-months ended September 30, 2023 and 2022, research and development costs prior to offset of the grants amounted to $771,256, and $749,364, respectively; and for the nine-months ended September 30, 2023 and 2022, research and development costs prior to offset of the grants amounted to $2,332,503, and $1,947,440, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $43,196 and $80,680 for the three months ended September 30, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs were $107,925 and $172,057 for the nine months ended September 30, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Reclassification

Certain prior year balances have been reclassified to conform to the Company’s current period presentation. In the previous fiscal year, we reclassified $11,040 of compensation expense to clearing and other charges.

3. Segment Reporting

In its operation of the business, management, including the Company’s chief operating decision maker, who is also the Company’s Chief Executive Officer, reviews certain financial information, including segmented statements of operations and the balance sheets.

The Company currently operates in two reportable segments: in the broker dealer and intellectual property service segment as well as in the technology development segment.

The broker dealer and intellectual property service segment currently has two subsidiaries, Public Ventures and PatentVest. Public Ventures is a full-service broker dealer firm focusing on conducting private and public securities offerings. PatentVest offers in-depth patent research used for investment banking due diligence.

The technology development segment currently has one subsidiary, Invizyne. Invizyne is a research and development stage company synthetic biology company.

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

The following sets forth the long-lived assets and total assets by segment at September 30, 2023:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$104,379	$2,114,910	$749,230	$2,968,519
Total assets	$11,000,067	$3,422,464	$29,040,239	$43,462,770

The following sets forth statements of operations by segment for the three-months September 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(786,906)	$-	$-	$(786,906)
Other operating income	11,502	-	-	11,502
Total operating loss, net	(775,404)	-	-	(775,404)

Operating costs:
General and administrative costs:
Compensation	793,061	119,146	425,564	1,337,771
Operating expense, related party	223,254	-	50,567	273,821
Professional fees	108,959	92,506	258,120	459,585
Information technology	71,988	7,012	14,326	93,326
Clearing and other charges	3,316	-	-	3,316
General and administrative-other	63,266	145,243	119,387	327,896
Total general and administrative costs	1,263,844	363,907	867,964	2,495,715
Research and development costs	-	27,936	-	27,936
Total operating costs	1,263,844	391,843	867,964	2,523,651
Net operating loss	(2,039,248)	(391,843)	(867,964)	(3,299,055)
Other income:
Interest income	28,110	-	148,190	176,300
Net loss before income taxes	(2,011,138)	(391,843)	(719,774)	(3,122,755)
Income taxes	-	63,559	-	63,559
Net loss	(2,011,138)	(455,402)	(719,774)	(3,186,314)
Less net loss attributable to non-controlling interests	-	(177,853)	-	(177,853)
Net loss attributable to MDB Capital Holdings, LLC	$(2,011,138)	$(277,549)	$(719,774)	$(3,008,461)

The following sets forth statements of operations by segment for the nine-months ended September 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$696,965	$-	$-	$696,965

Fee income	4,233,120	-	-	4,233,120
Other operating income	70,104	70,769	-	140,873
Total operating income, net	5,000,189	70,769	-	5,070,958

Operating costs:
General and administrative costs:
Compensation	1,912,536	289,152	981,827	3,183,515
Operating expense, related party	687,995	-	141,479	829,474
Professional fees	316,388	301,244	623,457	1,241,089
Information technology	333,940	16,247	58,688	408,875
Clearing and other charges	382,994	-	-	382,994
General and administrative-other	262,131	208,203	412,899	883,233
Total general and administrative costs	3,895,984	814,846	2,218,350	6,929,180
Research and development costs	-	67,095	-	67,095
Total operating costs	3,895,984	881,941	2,218,350	6,996,275
Net operating income (loss)	1,104,205	(811,172)	(2,218,350)	(1,925,317)
Other income:
Interest income	75,991	100	472,388	548,479
Net income (loss) before income taxes	1,180,196	(811,072)	(1,745,962)	(1,376,838)
Income taxes	320,584	63,559	-	384,143
Net income (loss)	859,612	(874,631)	(1,745,962)	(1,760,981)
Less net loss attributable to non-controlling interests	-	(341,631)	-	(341,631)
Net income (loss) attributable to MDB Capital Holdings, LLC	$859,612	$(533,000)	$(1,745,962)	$(1,419,350)

The following sets forth the long-lived assets and total assets by segment at December 31, 2022:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$-	$1,216,418	$817,958	$2,034,376
Total assets	$4,737,137	$2,685,657	$18,278,277	$25,701,071

The following sets forth statements of operations by segment for the three-months ended September 30, 2022:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$16,072	$-	$-	$16,072

Other operating income	27,073	21	30,809	57,903
Total operating income, net	43,145	21	30,809	73,975

Operating costs:
General and administrative costs:
Compensation	633,083	82,430	414,743	1,130,256
Operating expense, related party	431,172	-	83,626	514,798
Professional fees	36,865	14,170	-	51,035
Information technology	85,978	5,039	2,448	93,465
Clearing and other charges	2,547	-	-	2,547
General and administrative-other	71,743	150,332	184,461	406,536
Total general and administrative costs	1,261,388	251,971	685,278	2,198,637
Research and development costs	-	103,633	-	103,633
Total operating costs	1,261,388	355,604	685,278	2,302,270
Net operating loss	(1,218,243)	(355,583)	(654,469)	(2,228,295)
Other income:
Net loss before income taxes	(1,218,243)	(355,583)	(654,469)	(2,228,295)
Income taxes	-	-	-	-
Net loss	(1,218,243)	(355,583)	(654,469)	(2,228,295)
Less net loss attributable to non-controlling interests	-	(144,715)	-	(144,715)
Net loss attributable to MDB Capital Holdings, LLC	$(1,218,243)	$(210,868)	$(654,469)	$(2,083,580)

The following sets forth statements of operations by segment for the nine-months ended September 30, 2022:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(3,836)	$-	$-	$(3,836)
Realized loss on investment securities	(7)	-	-	(7)
Other operating income	76,513	34	30,809	107,356
Total operating income, net	72,670	34	30,809	103,513

Operating costs:
General and administrative costs:
Compensation	1,359,236	313,928	546,790	2,219,954
Operating expense, related party	794,054	-	88,547	882,601
Professional fees	542,811	84,403	25,499	652,713
Information technology	187,768	15,057	5,119	207,944
Clearing and other charges	22,342	-	-	22,342
General and administrative-other	471,039	274,832	278,890	1,024,761
General and administrative costs	3,377,250	688,220	944,845	5,010,315
Research and development costs	-	295,779	-	295,779
Total operating costs	3,377,250	983,999	944,845	5,306,094
Net operating loss	(3,304,580)	(983,965)	(914,036)	(5,202,581)
Loss before income taxes	(3,304,580)	(983,965)	(914,036)	(5,202,581)
Income tax	-	-	-	-
Net loss	(3,304,580)	(983,965)	(914,036)	(5,202,581)
Less net loss attributable to non-controlling interests	-	(418,677)	-	(418,677)
Net loss attributable to controlling interests	$(3,304,580)	$(565,288)	$(914,036)	$(4,783,904)

4. Equity and Non-Controlling Interests

Equity

Preferred shares - 10,000,000 shares authorized, no shares issued and outstanding. The board of directors may designate preferred shares to be issued, and may rank preferred shares as junior to, on parity with or senior to other preferred shares (in each case, with respect to distributions or other payments in respect of shares). Since the board of directors may set all the terms of any class of preferred shares, these are considered “blank check” preferred shares. Currently the board has not defined dividend and liquidation preference, participation rights, call prices and dates, sinking-fund requirements, or terms that may change the conversion or exercise price.

Class A common shares – 95,000,000 shares authorized, 4,295,632 shares issued and outstanding. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B common shares - 5,000,000 shares authorized, 5,000,000 issued and outstanding. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for a Class A common shares at any time and from time to time.

Non-Controlling Interests

During the nine months ended September 30, 2023, the ownership interest in Invizyne was 60.94% and the non-controlling interest was 39.06%. During the nine months ended September 30, 2022, the ownership interest in Invizyne ranged from 56.4% to 59.25%, with the non-controlling interest ranging from 43.6% to 40.75% (weighted average of 42.6%). Invizyne is accounted for the nine-months ended September 30, 2023 and 2022 , respectively, under the consolidation method.

The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the Non-controlling interest owner. As of September 30, 2023 and 2022, the Company’s equity interest in Invizyne was 60.94% and 59.58%, respectively, and the remaining equity interest was owned by the non-controlling interests as presented below:

	For the Nine Months Ended September 30,
	2023	2022

Invizyne net loss	$(874,631)	$(983,965)
Weighted average non-controlling percentage	39.06%	42.6%
Net loss non-controlling interest	$(341,631)	$(418,677)
Prior period balance	468,665	522,169
Stock-based compensation	174,413	164,228
Ownership change of non-controlling interest	-	436,894
Ending period balance	$301,447	$704,614

During the nine-months ended September 30, 2023 and 2022, the Company owned 100% for both periods, respectively, of PatentVest.

If a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock-based compensation, a change of the non-controlling ownership is recognized based on the amount invested and the carrying amount of the non-controlling interest is adjusted to reflect the change in the non-controlling ownership in the subsidiary’s net assets. In 2022, since there was a change in the equity, a reclassification of the non-controlling interest in the subsidiary’s net assets is required and demonstrated in the ending period balance above.

5. Stock-Based Compensation

Invizyne’s 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the Invizyne shareholders, permits grants to its officers, directors, and employees for up to 903,780 shares of Invizyne’s common stock. The 2020 Plan authorizes the use of stock options, shares of restricted stock, and restricted stock units.

On February 1, 2021, stock options to purchase 513,750 shares of common stock were granted at an exercise price of $2.53 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was common stock price of $2.53, option exercise price of $2.53, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 0.42%, expected annual volatility of 123.04%, and annual rate of dividends of $0. On May 1, 2023, stock options to purchase 50,000 shares of common stock were granted at an exercise price of $3.44 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was common stock price of $3.44, option exercise price of $3.44, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 3.64%, expected annual volatility of 121.70%, and annual rate of dividends of $0. As of September 30, 2023, stock options to purchase 278,165 shares of common stock have vested, the weighted average exercise price is $2.54, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 4.54 years. Invizyne stock-based compensation were $61,336 and $54,087 for the three ended September 30, 2023 and 2022, respectively. Invizyne stock-based compensation were $174,413 and $164,228 for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, the unrecognized stock-based compensation is $637,862.

A summary of stock option activity during the nine months ended September 30, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at January 1, 2022	513,750	2.53	6.08
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at September 30, 2022	513,750	2.53	5.58
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2022	513,750	$2.53	5.08
Granted	50,000	3.44	6.84
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at September 30, 2023	563,750	$2.61	4.54

Stock options exercisable at September 30, 2022	171,249	$2.53	5.34
Stock options exercisable at September 30, 2023	278,165	$2.54	4.37

On July 19, 2021, Invizyne granted 79,052 restricted stock units (“RSUs”) at a value of $2.53 per share. These RSUs were issued in 2020 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up subsequent to an initial public offering of the company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period subsequent to an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest.

On March 28, 2022, Invizyne granted 232,689 restricted stock units (“RSUs”) at a value of $2.53 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up subsequent to an initial public offering of the Company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period subsequent to an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $788,705.

On May 1, 2023, Invizyne granted 97,050 restricted stock units (“RSUs”) at a value of $3.44 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up subsequent to an initial public offering of the Company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period subsequent to an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $333,852.

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, then at a rate of 10% of one-half the number of RSUs each nine months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the Date of Grant, at which any previously unvested will fully vest. These RSUs were granted to officers, directors, employees, and contractors. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023, $201,370 of stock-based compensation expense related to these RSUs was recorded for the three and nine months ended September 30, 2023. The total unrecognized compensation expense based on the shares price sold in the private placement is $36,548,630.

On April 19, 2022 the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange. Class A Share have traded in the market since September 20, 2023. The RSUs will vest once the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing from the Date of Grant and prior to the five year anniversary of the Date of Grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the Date of Grant and prior to the five year anniversary of the Date of Grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the Date of Grant until vested. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023, $86,685 of stock-based compensation expense related to these RSUs was recorded for the three and nine months ended September 30, 2023. The estimated unrecognized compensation expense for performance/market vesting RSUs is $15,733,315. A summary of restricted stock unit activity during the nine-months ended September 30, 2023 and 2022 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2022	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at December 31, 2022	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at September 30, 2023	3,675,000	$10.00	2,000,000	$7.91

Restricted stock units at September 30, 2022	-	$-	-	$-
Restricted stock units at September 30, 2023	-	$-	-	$-

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because warrants outstanding were anti-dilutive, for a total of 35,144 shares.

Earnings (loss) per share is presented below for the three and nine months ended September 30, 2023 and 2022, respectively.

Basic and fully diluted earnings (loss) per share is calculated at follows for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30, 2023		September 30, 2022
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(1,390,236)	$(1,618,198)	$(718,008)	$(1,365,572)

Weighted average shares outstanding – basic and diluted	2,828,241	5,000,000	2,628,966	5,000,000

Net loss per share – basic and diluted	$(0.49)	$(0.32)	$(0.27)	$(0.27)

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(655,900)	$(763,450)	$(1,648,548)	(3,135,356)

Weighted average shares outstanding – basic and diluted	2,696,121	5,000,000	1,154,420	5,000,000

Net loss per share – basic and diluted	$(0.24)	$(0.15)	$(1.43)	$(0.63)

Class A common shares and Class B common stock are equal for ownership, Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

7. Restatement of Previously Issued Financial Statements

During the preparation of the financial statements for the quarter ended September 30, 2023, a mathematical error was identified in the calculation of weighted average of Class A common shares outstanding for the period ended June 30, 2022, that resulted in a material error in the reported net loss per Class A common share for the three-month and six-month periods ended June 30, 2022. Below are the weighted-average share calculations and net loss per share – basic and diluted and previously reported and as restated:

	For the Three Months Ended
	June 30, 2022 – Class A common shares	June 30, 2022 – Class A common shares
	Previously Reported	As restated
Weighted average of Class A common shares outstanding – basic and diluted	400,763	738,343

Net loss per Class A common share – basic and diluted	$(1.35)	$(0.73)

	For the Six Months Ended
	June 30, 2022 - Class A common shares	June 30, 2022 - Class A common shares
	Previously Reported	As restated
Weighted average of Class A common shares outstanding – basic and diluted	400,763	412,648

Net loss per Class A common share – basic and diluted	$(2.32)	$(2.25)

8. Related Party Transactions

The principal members of the Company have a controlling interest in PatentVest, S.A. (renamed MDB Capital, S.A. in 2022), a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the nine months ended September 30, 2023 and 2022, the Company paid $829,474 and $882,601, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the nine-months ended September 30, 2022, the Company utilized 1,300 square feet provided by the controlling member of the Company for a monthly charge of $1,600 per month.

In January 2022, the Company declared to its two principal members a cash distribution of $2,723,700, it was distributed in July 2022.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2023 and 2022, the Company was not subject to any pending or threatened legal claims or actions.

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

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At September 30, 2023 and 2022, Public Ventures had net capital of $6,037,743 and $2,771,585, respectively, which was $5,787,743 and $2,521,585 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At September 30, 2023, the Company’s ratio of aggregate indebtedness of $1,195,542 to net capital was 0.20 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 6 2/3% of aggregate indebtedness, which was calculated as $79,703 at September 30, 2023.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at September 30, 2023 and 2022 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the nine-months ended September 30, 2023 and 2022, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2023 and 2022.

Invizyne Funding Requirements

The Company has entered into a funding agreement (the “Funding Agreement”) to purchase shares in Invizyne up to a maximum of $5,000,000 at a pre-determined purchase price, subject to continuing financial covenants being met. As of September 30, 2023 and December 31, 2022, $5,000,000, the maximum amount, has been funded, bringing the ownership interest of the Company in Invizyne to 60.94% and 59.58% at September 30, 2023 and 2022. respectively. The Company waived its 10% cash fee relative to the Funding Agreement in exchange for other modifications. As a condition of the Funding Agreement, warrants to purchase 197,628 shares of Invizyne common stock were issuable (the “Funding Warrants”), which vest as amounts are funded. Through September 30, 2023 and 2022, 197,628 Funding Warrants have vested. These warrants are eliminated in consolidation.

10. Employee Benefit Plans

MDB Management and Invizyne both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. Public Ventures offered the employees sponsored 401(k) defined contribution plan for the benefit of the employee, this plan was terminated on July 30, 2021. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. Invizyne makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the nine- months ended September 30, 2023 and 2022. Benefits under the Invizyne plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the nine-months ended September 30, 2023 and 2022, a total of $391,960 and $197,528, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however for any research and development employees their portion of the expense is recorded in research and development costs.

MDB Management and Invizyne also provide health and related benefit plans for eligible employees.

11. Exclusive License Agreement (Invizyne)

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

Under the License Agreement, Invizyne has committed to pay certain royalties on net sales for 10 years after the first commercial sale of such licensed product. At September 30, 2023, there was no accrued royalties recorded.

Invizyne is obligated to make payments upon achievement of certain milestones as defined in the License Agreement. At September 30, 2023, none of the milestones had been achieved by Invizyne.

Under the License Agreement, Invizyne is required to achieve certain development milestones. If Invizyne fails to achieve a development milestone by the deadline, The Regents have the right and option to either terminate the License Agreement or reduce Invizyne’s exclusive and non-exclusive license in accordance with the License Agreement. As of September 30, 2023, the performance milestones have been met.

Invizyne may terminate the License Agreement, in whole or in part as to a particular patent right, at any time by providing notice of termination to The Regents as defined in the License Agreement.

Pursuant to a non-dilution provision of the License Agreement, no shares of Invizyne’s common stock were issued to The Regents during the three months ended September 30, 2023 and 2022.

Invizyne accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees for the three months ended September 30, 2023 and 2022, respectively, of $1,250 and $625 and nine months ended September 30, 2023 and 2022, respectively, of $3,750 and $1,875.

12. Leases

For operating leases, the Company records a right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has three operating leases, with no variable lease costs, and no finance leases as of September 30, 2023. The Company has two operating leases, with no variable lease costs, and no finance leases and December 31, 2022.

On April 3, 2023, the Company executed a lease for new office space next to the existing space at Invizyne in the Los Angeles, California metropolitan area. The lease with a term of 60 months which began on July 1, 2023 and ending on June 30, 2028, without an option to extend. The initial base rent was $13,277 per month. The lease provides for annual increases. The base rent for the lease in the final year is $14,943 per month.

In April 2023, Invizyne made changes to an existing lease agreement, which resulted in an extension of the lease term by an additional 21 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on May 1, 2023 and ending on April 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14,371 per month. The lease provides for annual increases. The base rent for the lease in the final year is $16,259 per month. Additionally, Invizyne is responsible for annual operating cost increases of 2.5%, which are included in the rent.

On July 1, 2022, the Company executed a lease for new office space in the Dallas, Texas metropolitan area. The lease with a term of 91 months which began on December 20, 2022 and ending on July 20, 2030, without an option to extend. The initial base rent was $12,556 per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13,937 per month.

	September 30, 2023	December 31, 2022

Operating leases:
Right-of-use assets	$2,126,213	$1,409,732
Operating lease liabilities	$2,210,005	$1,423,538

Weighted average remaining lease term in years	5.44	5.62
Weighted average discount rate	7.66%	6.71%

Cash paid for amounts included in the measurement of lease liabilities	$206,837	$147,661
Right-of-use assets obtained in exchange for lease liabilities	$896,803	$813,003

Operating lease cost	$276,823	$106,980
Short-term lease costs	29,049	19,200
Total operating lease costs	$305,872	$126,180

Future payments due under operating leases as of September 30, 2023 are as follows:

Year	Amount
Remainder of 2023	$121,688
2024	491,624
2025	503,684
2026	516,001
2027	528,586
Thereafter	576,564
Total	$2,738,147
Less effects of discounting	(528,142)
Total operating lease liabilities	$2,210,005

13. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries Public Ventures, MDB Management, PatentVest, and Invizyne are Subchapter C-corporations subject to federal and state income taxes.

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the nine months ended September 30, 2023, and September 30, 2022, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the nine months ended September 30, 2023, and September 30, 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2022, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of September 30, 2023, and September 30, 2022. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

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

MDB Management is an “administrative” entity whose purpose is to conduct, and to consolidate wherever possible, to consolidate shared services and other resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA and the Texas State Securities Board. Public Ventures is managed by Christopher A. Marlett and Anthony DiGiandomenico, who are also the founders of MDB. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures. Public Ventures has been approved by FINRA to be a clearing broker dealer and will commence operating as such in November.

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’, due diligence functions on the intellectual property of clients and prospective client companies, creates an intellectual property roadmap for client companies, and is also a law firm specializing in patent matters.

Invizyne was formed with the business objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. Invizyne is a biology technology development company that is a majority-owned subsidiary. Invizyne’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature.

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

 On January 16, 2022, the Company issued 100,000 shares of Class A common shares for the non-controlling interest in PatentVest. PatentVest is now wholly owned by the Company.

On July 1, 2022, the Company made a cash distribution for $2,723,700 to the former members of Public Ventures in accordance with its private offering memorandum. This cash distribution was declared on January 16, 2022.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 shares of Class A common shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 shares of Class A common shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, or $24,746,142 net of $543,518 of offering expenses. In conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 shares of Class A common shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital. The warrants issued are accounted for as equity and recorded under paid in capital.

On September 20, 2023, MDB completed an initial public offering (IPO), consisting of the sale of 1,666,666 shares of Class A common shares at $12.00 per share, for gross proceeds of $19,999,992. Accordingly, the Company received total gross proceeds of $19,999,992 from the sale of 1,666,666 shares of Class A common shares, or $17,444,659 net of $2,555,333 of offering expenses. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16,667 shares of Class A common shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65,411, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were accounted for as equity instruments and recorded against paid in capital.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: (i) the broker dealer and intellectual property service segment and (ii) the technology development segment.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Three Months Ended September 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(786,906)	$16,072	$(802,978)	(4,996.1)%
Other operating income	11,502	57,903	(46,401)	(80.1)%
Total operating income (loss), net	(775,404)	73,975	(849,379)	(1,148.2)%

Operating costs:
General and administrative costs:
Compensation	1,337,771	1,130,256	207,515	18.4%
Operating expense, related party	273,821	514,798	(240,977)	(46.8)%
Professional fees	459,585	51,035	408,550	800.5%
Information technology	93,326	93,465	(139)	(0.1)%
Clearing and other charges	3,316	2,547	769	30.2%
General and administrative-other	327,896	406,536	(78,640)	(19.3)%
Total general and administrative costs	2,495,715	2,198,637	297,078	13.5%
Research and development costs, net of grants amounting to $743,320 and $645,731	27,936	103,633	(75,697)	(73.0)%
Total operating costs	2,523,651	2,302,270	221,381	9.6%
Net operating loss	(3,299,055)	(2,228,295)	(1,070,760)	(48.1)%
Other income:
Interest income	176,300	-	176,300	100.0%
Loss before income taxes	(3,122,755)	(2,228,295)	(894,460)	(40.1)%
Income taxes	63,559	-	63,559	100.0%
Net loss	(3,186,314)	(2,228,295)	(958,019)	(43.0)%
Less net loss attributable to non-controlling interests	(177,853)	(144,715)	(33,138)	(22.9)%
Net loss attributable to MDB Capital Holdings, LLC	$(3,008,461)	$(2,083,580)	$(924,881)	(44.4)%

Consolidated Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$696,965	$(3,836)	$700,801	18,269.1%
Realized gain (loss) on investment securities (from our licensed broker dealer)	-	(7)	7	100.0%
Fee income	4,233,120	-	4,233,120	100.0%
Other operating income	140,873	107,356	33,517	31.2%
Total operating income, net	5,070,958	103,513	4,967,445	4,798.9%

Operating costs:
General and administrative costs:
Compensation	3,183,515	2,219,954	963,561	43.4%
Operating expense, related party	829,474	882,601	(53,127)	(6.0)%
Professional fees	1,241,089	652,713	588,376	90.1%
Information technology	408,875	207,944	200,931	96.6%
Clearing and other charges	382,994	22,342	360,652	1,614.2%
General and administrative-other	883,233	1,024,761	(141,528)	(13.8)%
Total general and administrative costs	6,929,180	5,010,315	1,918,865	38.3%
Research and development costs, net of grants amounting to $2,265,408 and $1,651,661	67,095	295,779	(228,684)	(77.3)%
Total operating costs	6,996,275	5,306,094	1,690,181	31.9%
Net operating loss	(1,925,317)	(5,202,581)	3,277,264	63.0%
Other income:
Interest income	548,479	-	548,479	100.0%
Loss before income taxes	(1,376,838)	(5,202,581)	3,825,743	73.5%
Income taxes	384,143	-	384,143	100.0
Net loss	(1,760,981)	(5,202,581)	3,441,600	66.2%
Less net loss attributable to non-controlling interests	(341,631)	(418,677)	77,046	18.4%
Net loss attributable to MDB Capital Holdings, LLC	$(1,419,350)	$(4,783,904)	$3,364,554	70.3%

Operating Income. For the three-month period ended September 30, 2023, there were unrealized losses primarily related to stock and warrants received in an investment banking deal closed in the second quarter of 2023. For the nine-month periods ended September 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received in an investment banking deal closed in the second quarter of 2023 in the broker-dealer and intellectual property service segment. For the three-month and nine-month periods ended September 30, 2022 it is worth noting that during both periods, there was minimal activity.

General and Administrative Costs. During the three-month and nine-month periods ended September 30, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by the continued hiring of additional employees in the later half of 2022 and into 2023 to support the anticipated growth in operations.
●	Related Party Operating Expenses: There was a decrease in related party operating expenses due to outsourcing support in preparation for future self-clearing operations for the broker-dealer and intellectual property service segment in 2022, leading to decreased costs in 2023.
●	Professional Fees: For the three-month and nine-month period ended September 30, 2023, professional fees increased compared to the previous periods as a result of higher legal, tax, audit, and consulting fees related to the preparation for self-clearing operations, audit fees, tax return preparation fees, the public offering, and K-1s preparation costs that were incurred.
●	Information Technology Costs: Cost were consistent with the comparative period for the three-month period ended September 30, 2023. The increase in information technology costs for the nine-month period ended September 30, 2023 was due to investments in infrastructure, website development, and other technology expenses as part of the preparation for becoming a self-clearing broker-dealer. A majority of these expense were incurred before the third quarter of 2023 and, as a result, the costs incurred in the three-month comparative periods were consistent.
●	Clearing and Other Charges: The uptick in costs for the three-month period ended September 30, 2023 was immaterial with respect to the comparative period. For the nine-month period ended September 30, 2023, the increase in clearing and other charges was directly linked to the attorney fees and placement agent fees paid out as part of an investment banking deal in the second quarter of 2023.
●	Other General and Administrative Costs: The decrease in other general and administrative costs resulted from an overall cost reduction strategy with respect to reduce general and administrative expenses.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three-month period and the nine-month period ended September 30, 2023 there was a decrease in research and development costs that was due to an increase in grant funding of $97,589 and $613,747, respectively. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the three-month and nine-month periods ended September 30, 2023, the increase in other income was the result of interest generated on U.S. Treasury Bill interest that was not present in the prior period.

Income Taxes. For the three-month and nine-month periods ended September 30, 2023, the increase was primarily attributed to the growth in net income for investment banking revenues and technology revenues. Therefore, the total tax expense amounted to $63,659 for the three-month period ended September 30, 2023 and $384,143 for the nine-month period ended September 30, 2023.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three Months Ended September 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(786,906)	$16,072	$(802,978)	(4,996.1)%
Other operating income	11,502	27,073	(15,571)	(57.5)%
Total operating income (loss), net	(775,404)	43,145	(818,549)	(1,897.2)%

Operating costs:
General and administrative costs:
Compensation	793,061	633,083	159,978	25.3%
Operating expense, related party	223,254	431,172	(207,918)	(48.2)%
Professional fees	108,959	36,865	72,094	195.6%
Information technology	71,988	85,978	(13,990)	(16.3)%
Clearing and other charges	3,316	2,547	769	30.2%
General and administrative-other	63,266	71,743	(8,477)	(11.8)%
Total General and administrative costs	1,263,844	1,261,388	2,456	0.2%
Research and development costs	-	-	-	-
Total operating costs	1,263,844	1,261,388	2,456	0.2%
Net operating loss	(2,039,248)	(1,218,243)	(821,005)	(67.4)%
Other income:
Interest income	28,110	-	28,110	100.0%
Loss before income taxes	(2,011,138)	(1,218,243)	(792,895)	(65.1)%
Income taxes	-	-	-	-
Net income (loss)	$(2,011,138)	$(1,218,243)	$(792,895)	(65.1)%

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$696,965	$(3,836)	$700,801	18,269.1%
Realized gain (loss) on investment securities (from our licensed broker dealer)	-	(7)	7	100.0%
Fee income	4,233,120	-	4,233,120	100.0%
Other operating income	70,104	76,513	(6,409)	(8.4)%
Total operating income (loss), net	5,000,189	72,670	4,927,519	6,780.7%

Operating costs:
General and administrative costs:
Compensation	1,912,536	1,359,236	553,300	40.7%
Operating expense, related party	687,995	794,054	(106,059)	(13.4)%
Professional fees	316,388	542,811	(226,423)	(41.7)%
Information technology	333,940	187,768	146,172	77.8%
Clearing and other charges	382,994	22,342	360,652	1,614.2%
General and administrative-other	262,131	471,039	(208,908)	(44.4)%
Total General and administrative costs	3,895,984	3,377,250	518,734	15.4%
Research and development costs	-	-	-	-
Total operating costs	3,895,984	3,377,250	518,734	15.4%
Net operating income (loss)	1,104,205	(3,304,580)	4,408,785	133.4%
Other income:
Interest income	75,991	-	75,991	100.0%
Income (loss) before income taxes	1,180,196	(3,304,580)	4,484,776	135.7%
Income taxes	320,584	-	320,584	100.0%
Net income (loss)	$859,612	$(3,304,580)	$4,164,192	126.0%

Operating Income. For the three-month ended September 30, 2023, there were unrealized losses primarily related to stock and warrants received in an investment banking deal closed in the second quarter of 2023. For the nine-month periods ended September 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received in an investment banking deal closed in the second quarter of 2023 in the broker-dealer and intellectual property service segment. For the three-month and nine-month periods ended September 30, 2022, it is worth noting that during both periods, there was minimal activity.

General and Administrative Costs. During the three-month and nine-month periods ended September 30, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by the continued hiring of additional employees in the in the later half of 2022 to support the anticipated growth in operations.
●	Related Party Operating Expenses: There was an uptick in related party operating expenses due to outsourcing support in preparation for future self-clearing operations for the broker-dealer and intellectual property service segment, leading to increased costs.
●	Professional Fees: For the three-month period ended September 30, 2023, professional fees increased compared to the previous period as a result of higher legal, tax, audit, and consulting fees related to the preparation for self-clearing operations. For the nine-month period ended September 30, 2023, audit fees, tax return preparation fees were reduced over the period from the prior comparative period due to higher activity for the audits for multiple prior years in the prior period.
●	Information Technology Costs: Cost decreased slightly due to IT costs due less costs surrounding to build up of the self clearing operation with the comparative period for the three-month period ended September 30, 2023. The increase in information technology costs for the nine-month period ended September 30, 2023, was due to investments in infrastructure, website development, and other technology expenses as part of the preparation for becoming a self-clearing broker-dealer.
●	Clearing and Other Charges: The uptick in costs for the three-month period ended September 30, 2023 was immaterial with respect to the comparative period. For the nine-month period ended September 30, 2023, the increase in clearing and other charges was directly linked to the attorney fees and placement agent fees paid out as part of an investment banking deal in the second quarter of 2023.
●	Other General and Administrative Costs: The decrease in other general and administrative costs resulted from an overall cost reduction strategy to reduce general and administrative expenses.

Other Income. The rise in other income for both the three-month and nine-month periods ending September 30, 2023, can be attributed to the growth in bank interest income, stemming from an increase in the cash balance.

Income Taxes. For the three-month period ended September 30, 2023 there was no activity. For the period ended nine-month period ended September 30, 2023, increase primarily attributed to the growth in taxable net income. As a consequence, the total tax expense amounted to $94,710.

Technology Development Segment (Invizyne) Results of Operations for the Three Months Ended September 30, 2023 and 2022

	2023	2022	$ Change	% Change
Total operating income	$-	$21	$(21)	(100.0)%

Operating costs:
General and administrative costs:
Compensation	119,146	82,430	36,716	44.5%
Professional fees	92,506	14,170	78,336	552.8%
Information technology	7,012	5,039	1,973	39.2%
General and administrative-other	145,243	150,332	(5,089)	(3.4)%
Total general and administrative costs	363,907	251,971	111,936	44.4%
Research and development costs, net of grants amounting to $743,320 and $645,731	27,936	103,633	(75,697)	(73.0)%
Total operating costs	391,843	355,604	36,239	10.2%
Net operating loss	(391,843)	(355,583)	(36,260)	(10.2)%
Other income:
Interest income	-	-	-	-
Loss before income taxes	(391,843)	(355,583)	(36,260)	(10.2)%
Income taxes	63,559	-	63,559	100.0%
Net loss	(455,402)	(355,583)	(99,819)	(28.1)%
Less net loss attributable to non-controlling interests	(177,853)	(144,715)	(33,138)	(22.9)%
Net loss attributable to controlling interests	$(277,549)	$(210,868)	$(66,681)	(31.6)%

Technology Development Segment (Invizyne) Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	2023	2022	$ Change	% Change
Total operating income	$70,769	$34	$70,735	208,044.1%

Operating costs:
General and administrative costs:
Compensation	289,152	313,928	(24,776)	(7.9)%
Professional fees	301,244	84,403	216,841	256.9%
Information technology	16,247	15,057	1,190	7.9%
General and administrative-other	208,203	274,832	(66,629)	(24.2)%
Total general and administrative costs	814,846	688,220	126,626	18.4%
Research and development costs, net of grants amounting $2,265,408 and $1,651,661	67,095	295,779	(228,684)	(77.3)%
Total operating costs	881,941	983,999	(102,058)	(10.4)%
Net operating loss	(811,172)	(983,965)	172,793	17.6%
Other income:
Interest income	100	-	100	100.0%
Loss before income taxes	(811,072)	(983,965)	172,893	17.6%
Income taxes	63,559	-	63,559	100.0%
Net loss	(874,631)	(983,965)	109,334	11.1%
Less net loss attributable to non-controlling interests	(341,631)	(418,677)	77,046	18.4%
Net loss attributable to controlling interests	$(533,000)	$(565,288)	$32,288	5.7%

Operating Income. For the three-month period ended September 30, 2023 there was minimal activity. For the nine-month period ended September 30, 2023, operating income was generated from one feasibility study conducted.

General and Administrative Costs. During the three-month and nine-month periods ended September 30, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense for the three-month period ended September 30, 2023, was driven by hiring additional administrative non-grant reimbursable personnel. The reallocation of responsibilities from administrative personnel to grant personnel during the nine months ended September 30, 2023 fueled the financial performance, with reimbursement facilitated through grants.
●	Professional Fees: The increase in professional fees compared to previous periods was a result of legal, tax, audit, and consulting fees related completion of year-end financial audits and preparation of tax returns.
●	Other General and Administrative Costs: The decrease in other general and administrative costs resulted as an overall cost reduction strategy with respect to reduce general and administrative expenses.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three-month period and the nine-month periods ended September 30, 2023, there was a decrease in research and development costs that was due to an increase in grant funding that is offset against the costs that the grant is reimbursing of $120,758 and $613,747, respectively. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Consolidated Balance Sheets September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	$24,445,550	$4,952,624	$19,492,926	393.6%
Restricted cash	2,000,000	-	2,000,000	100.0%
Grants receivable	676,452	809,532	(133,080)	(16.4)%
Prepaid expenses and other current assets	561,536	309,818	251,718	81.2%
Investment securities, at amortized cost (U.S. Treasury Bills)	7,495,988	16,188,920	(8,692,932)	(53.7)%
Investment securities, at fair value (held by our licensed broker dealer)	4,964,725	832,577	4,132,148	496.3%
Investment securities, at cost less impairment (held by our licensed broker dealer)	50,000	50,000	-	0.0%
Investment securities, at cost less impairment	300,000	200,000	100,000	50.0%
Deferred offering cost	-	323,224	(323,224)	(100.0)%
Property and equipment, net	842,306	624,644	217,662	34.8%
Operating lease right-of-use assets, net	2,126,213	1,409,732	716,481	50.8%
Total assets	$43,462,770	$25,701,071	$17,761,699	69.1%

LIABILITIES AND EQUITY
Accounts payable	$1,040,131	$698,782	$341,349	48.8%
Accrued expenses	154,264	254,745	(100,481)	(39.4)%
Income tax payable	158,269	-	158,269	100.0%
Deferred grant reimbursement	153,663	214,998	(61,335)	(28.5)%
Deferred tax liability	225,874	-	225,874	100.0%
Deferred revenue	200,000	-	200,000	100.0%
Operating lease liabilities	2,210,005	1,423,538	786,467	55.2%
Total liabilities	4,142,206	2,592,063	1,550,143	59.8%
Equity:
Paid-in-capital	45,274,523	27,764,453	17,510,070	63.1
Accumulated deficit	(6,255,406)	(5,124,110)	(1,131,296)	(22.1)%
Total MDB Capital Holdings, LLC Members’ equity	39,019,117	22,640,343	16,378,774	72.3%
Non-controlling interest	301,447	468,665	(167,218)	(35.7)%
Total equity	39,320,564	23,109,008	16,211,556	70.2%
Total liabilities and equity	$43,462,770	$25,701,071	$17,761,699	69.1%

Financial Condition: Overall, the major increase in assets was directly related to the closing of the IPO on September 20, 2023, which resulted in the majority of the increase in cash and cash equivalents. The decrease in investment securities at amortized cost was due to the sale of U.S Treasury bills to fund operating costs, the transfer of $4 million of U.S Treasury Bills to Public Ventures to serve as deposits on hand for the self-clearing operation and the classification of a portion of the U.S. Treasury Bills as a cash equivalent, due to the maturity date at the time of purchase being less than three months. The increase in investment securities at fair value was the result of common stock and warrants being received as part of the investment banking fee completed in the second quarter of 2023. The increase in investment securities, at cost less impairment was the result of PatentVest’s receipt of a new SAFE (Simply Agreement for Future Equity) on account of future work to be performed by Patentvest. The increase in prepaid expenses was due to deposits made for the self-clearing operation. The decrease in grants receivable was driven by the timing of collection of grant funds from the prior period. The decrease in deferred offering costs was due to costs being allocated to the IPO as part of the closing. Lastly, the increase in right of use asset was a result of leasing of new space by the technology sector next to their current space.

The increase in accounts payable was due to audit and legal bills paid in the first part of fourth quarter. The increase in tax payable was due to the taxes due for the investment banking and technology segments. The decrease in accrued expenses was due to the payment of payroll tax liability that was accrued in the fourth quarter of 2022. The decrease in deferred grant reimbursement was driven by the accretion of deferred grant reimbursement and reduction in lab equipment purchase. The increase in deferred revenue was due to contracts for which PatentVest has entered into and received pre-payment on. The increase in deferred tax liability was driven by the income derived from the fair value calculation for the warrants received as part of an investment banking transaction that was completed in the second quarter of 2023. The increase in lease liabilities was a result of from the leasing of new space by the technology sector next to their current space.

The equity increase was primarily driven by the Company’s IPO that closed on September 20, 2023.

The decrease in non-controlling interest was a result of the net loss in Invizyne.

Liquidity and Capital Resources – September 30, 2023 and 2022

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(5,109,442)	$(4,934,976)
Net cash provided by (used in) investing activities	8,769,074	(11,223,474)
Net cash provided by financing activities	17,833,294	21,523,804
Net increase in cash and cash equivalents	$21,492,926	$5,365,354

At September 30, 2023, the Company had $33,826,889 of working capital. This is an increase of $11,509,771, from the working capital of $22,317,118 that the Company had at September 30, 2022. The increase in working capital is primarily attributed to the funds received from the initial public offering, which was offset by the use of cash to fund operations for the nine months ended on September 30, 2023. Additionally, as of September 30, 2023, the Company had $26,445,550 of cash and $7,495,988 of short-term U.S. Treasury bills available to fund its operations.

Operating Activities. For the nine months ending on September 30, 2023, the overall decline in cash remained consistent across the period. Despite a reduction in net loss compared to the previous period, there was a rise in fee income received in the form of warrants instead of cash. Additionally, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities, funded by cash received as part of an investment banking deal. This purchase had been agreed upon as part of the aforementioned deal.

However, this decrease in cash was partly offset by an increase in accounts payable, taxes payable, deferred revenue, and proceeds from the sale of investment securities by the broker dealer. The rise in accounts payable and taxes payable can be attributed to expenses related to the initial public offering, which were paid in the fourth quarter of 2023. Furthermore, there was an increase in taxes due to the investment banking deal transacted in the second quarter of 2023.

For the nine months ended September 30, 2022, operating activities use of cash represented a combination of increased activity in Invizyne, increased professional and consulting fees related to the business reorganization of the Company and payout of pervious equity of the members as part of the reorganization.

Investing Activities. For the nine months ended September 30, 2023, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities.

For nine months ended September 30, 2022, investing activities consisted of the purchase of laboratory equipment, and leasehold improvements to expand Invizyne’s lab facility, as well as the purchase of U.S. Treasury Bills.

Financing Activities. For the nine months ended September 30, 2023, financing activities consisted of the receipt of net proceeds of $17,833,294 from the initial public offering.

For the nine months ended September 30, 2022 financing activities consisting of the receipt of net proceeds of $24,660,259 from a private placement by the Company.

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

Revenue recognition – Investment Banking and Warrants Valuation

The Company receives income from equity underwriting fees. As an underwriter, the Company helps clients raise capital via the private placement of various types of equity instruments. Underwriting fees are primarily based on the issuance price and quantity of the underlying instruments and are recognized as revenue typically upon execution of the client’s transaction. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions. If the Company did have any contract assets or liabilities related to these revenues it would be recorded on the consolidated balance sheets.

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

Valuation Allowance for Net Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At September 30, 2023 and December 31, 2022, Invizyne, Public Ventures, PatentVest, and MDB CG Management has established a full valuation allowance against all net deferred tax assets.

Stock-based Compensation

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

On February 1, 2021, stock options to purchase 513,750 shares of common stock were granted at an exercise price of $2.53 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. On May 1, 2023, stock options to purchase 50,000 shares of common stock were granted at an exercise price of $3.44 per share, which was equal to the tax value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. As of September 30, 2023, stock options to purchase 278,165 shares of common stock have vested, the weighted average exercise price is $2.54, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 4.54 years. As of September 30, 2023, the unrecognized stock-based compensation is $637,862.

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the three months and the nine months ended September 30, 2023:

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

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of September 30, 2023 and 2022 and expected to be received from funding sources in the subsequent year. Management considers such receivables at September 30, 2023 and 2022 to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying consolidated financial statements.

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

Summary of Business Activities and Plans

On September 20, 2023, the Company completed an initial public offering (IPO), which consisted of the sale of 1,666,666 shares of Class A common shares at $12.00 per share, for gross proceeds of $19,999,992 that will be used for the development of Invizyne, identifying and developing new partner companies, and general corporate and working capital requirements.

On June 15, 2022, the Company completed the first closing of a private placement, consisting of total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, which have been and will continue to be used for the development of Invizyne, identifying and developing new partner companies, and general corporate and working capital requirements.

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

Technology. Our partner companies’ endeavors to create and bring new technologies to the market may never come to fruition or might not reach a level of development sufficient for commercial viability. Even if they do achieve a commercial level of development, the acceptance of these technologies within the marketplace is uncertain. There’s a possibility that the technologies they develop may not gain widespread or timely acceptance, leading to the necessity for further funding to support the partner companies, or potentially even prompting the difficult choice of discontinuing the business at a financial loss. Moreover, technologies from our partner companies that undergo regulatory scrutiny, testing, and approval may ultimately fail to receive the necessary approvals from relevant regulatory bodies.

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At September 30, 2023 and 2022, Public Ventures had net capital of $6,037,743 and $2,771,585, respectively, which was $5,787,743 and $2,521,585 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At September 30, 2023, the Company’s ratio of aggregate indebtedness of $1,195,542 to net capital was 0.20 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 6 2/3% of aggregate indebtedness, which was calculated as $79,703 at September 30, 2023.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at September 30, 2023 and 2022 have subsequently settled with no resulting material liability to Public Ventures. For the nine months ended September 30, 2023 and 2022 Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2023 and 2022.

Invizyne Funding Requirements

The Company has entered into a funding agreement (the “Funding Agreement”) to purchase shares in Invizyne up to a maximum of $5,000,000 at a pre-determined purchase price, subject to continuing financial covenants being met. As of September 30, 2023 and December 31, 2022, the maximum amount of $5,000,000, has been funded, bringing the ownership interest of the Company in Invizyne to 60.94% at September 30, 2023 and 2022. The Company waived its 10% cash fee relative to the Funding Agreement in exchange for increased ownership. As a condition of the Funding Agreement, warrants to purchase 197,628 shares of Invizyne common stock were issuable (the “Funding Warrants”), which vest as amounts are funded. As of September 30, 2023 and 2022, 197,628 Funding Warrants have vested. These warrants are eliminated in consolidation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2023, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Ongoing Remediation of Previously Identified Material Weaknesses

The Company is implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, and they include our expansion of our controls or control designs based on updated enhanced risk assessments. We have redesigned and implemented controls to rectify the absence of duty segregation, established policies, initiated training programs, augmented our team with enhanced expertise, bolstered documentation, adjusted user access to pertinent IT applications to limit privileged access, and improved both reporting and internal quality reviews on control execution. The remediation actions, including those listed above, remain in process where further modifications are necessary to address material weaknesses. We expect these changes to materially improve our internal controls.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

During the preparation of the financial statements for the quarter ended September 30, 2023, a mathematical error was identified in the calculation of weighted average of Class A common shares outstanding for the period ended June 30, 2022, that resulted in a material error in the reported net loss per Class A common share for the three-month and six-month periods ended June 30, 2022.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We believe that from time to time we will have commercial disputes arising in the ordinary course of our business.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: November 14, 2023	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Jeremy W. James
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

