Form 10-K
period 2023-12-31
MDB Capital Holdings, LLC
filed 2024-03-29
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2023

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

(945) 262-9012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares, representing Limited Liability Interests	MDBH	Nasdaq Capital Markets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 29, 2024, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,295,632. There are also 5,000,000 outstanding shares of Class B Common Shares, representing limited liability interests of the registrant, each of which votes with the Class A Common Shares on all matters presented to the holders of the Class A Common Shares. The registrant completed its initial public offering and listed its Class A Common Stock for trading on the Nasdaq Stock Market on September 20, 2023, therefore no common shares were traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report, unless otherwise indicated, the “Company”, “MDB,” “we”, “us” or “our” refer to MDB Capital Holdings, LLC and, where appropriate, together with its wholly-owned and controlled subsidiaries.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These forward-looking statements are not historical facts but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Important factors that could cause those differences include, but are not limited to:

●	our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;

●	our business plan and our ability to effectively manage our overall operations and growth, particularly in respect of our partner companies;

●	our ability to anticipate trends, growth rates, and challenges in our securities brokerage and related businesses as broker dealer regulation evolves;

●	our ability to evaluate potential partner companies and assess their potential growth and the challenges of their business;

●	our ability to evaluate the product and service development of the partner companies, product and service acceptance of the partner companies, and the inherent uncertainty of their product and service development and commercialization;

●	how our partner companies are able to be financed and our ability to provide shareholder value to our holders of Class A Stock and Class B Stock;

●	regulatory, legislative and judicial developments that impact our businesses and those of the partner companies and our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business and those of the partner companies;

●	the ability of our group companies to protect their respective intellectual property;

●	our relationships with our clients and service providers;

●	our ability to identify, complete and integrate potential strategic acquisitions of complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets into our overall structure;

●	general economic conditions and trends and their impact on businesses of the group companies;

●	increased expenses associated with being a public company;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible developmental businesses and acquisitions; and

●	future revenue being lower than expected;

These above factors should not be construed as exhaustive and should be read with the other cautionary statements in this annual report.

PART I

Item 1. Business

Introduction

MDB Capital Holdings (“MDB”) serves as a foundational platform specializing in financing startups, partnering with co-founders, and fostering significant value creation. This platform sets the stage for nascent ideas and entrepreneurial talent to take root. MDB is comprised of a group of companies that together serve as this unified foundational platform.

One of the companies in our group, Public Ventures, LLC (“Public Ventures”) operates as a growth catalyst, focusing on community-driven micro and small-cap financings. It enables companies to scale through the initial financing stages ranging from five to sixty million dollars and facilitates their transition into public markets with select IPOs valued in the range of twenty to fifty million dollars. Public Ventures also will provide financing to post-IPO companies that continue to meet its overall business criteria for investment.

Another company in our group, PatentVest, Inc. (“PatentVest”) complements the platform as an integrated intellectual property (“IP”) solution and IP service provider, acting as a strategic law firm to guide technology companies through the intricacies of IP law and provides companies with IP strategy development. It plays a pivotal role in positioning companies to become leaders in their respective spaces and curates premier opportunities for MDB and Public Ventures, which leads to our Big Idea Companies.

Invizyne Technologies Inc. (“Invizyne”), one of our partner companies and currently about 60% owned, is a Big Idea Company. Through our foundational platform, Invizyne was identified from the Big Idea Pipeline (described below). Invizyne is making strides in modernizing the process of turning natural resources into valuable chemicals through a platform called SimplePath™. This platform sidesteps traditional, often inefficient methods like chemical synthesis, which can be costly and harmful to the environment, or natural extraction, which can be wasteful and damaging to the environment. Invizyne has already shown in the laboratory that its processes can work and is optimistic about scaling to commercial production. This innovative approach could lead to a new era of biomanufacturing, Biomanufacturing 2.0, transforming how we produce essential chemicals sustainably.

MDB supports a continuous process, dubbed our Big Idea Pipeline, designed to surface new Big Idea Companies and other opportunities for our platform. We believe that the Big Idea Pipeline showcases the progression of tech initiatives from discovery to commercialization stages. Initially, in any give calendar cycle, a substantial number of potential tech ideas are scouted from various sources such as community referrals, universities, and conferences. From this broad pool, approximately 250 technologies are identified as relevant and with potential alignment with our business model. A more focused group of these ideas, about 50, evolves into, what we call, active Big Idea companies. Progressing further, approximately ten of these companies reach advanced stages within the selection process, indicating a deeper engagement and evaluation by MDB. At the pinnacle of the pipeline, as of the date of this report, two Big Idea companies are currently in active negotiations, marking the final step before potential partnership or investment. This is a continuous process with the Big Idea Pipeline in constant flux as new ideas emerge or evolve. MDB’s disciplined and structured approach to vetting the Big Idea pipeline allows us to cultivate and invest in innovative technologies with the potential to scale and succeed in the market.

MDB’s investment criteria focuses in on six key areas to identify early-stage companies poised for success in public markets. These potential partner companies should exhibit “Tech Leadership Potential,” with distinct differentiation that pioneers a new technology category. “Platform Technology” is essential, with core technology that can span various vertical markets or indications. They should be at an “Early Inflection Point,” where the timeline and costs to validate technology feasibility in the commercial marketplace are reasonable. “Clear Market Insertion” is also critical, with technology disruption significant enough to incentivize stakeholders for market entry. The target companies should have “Large Market Potential,” addressing substantial unmet needs with vast market opportunities. Lastly, a “Strong IP Position” is necessary, meaning a robust and defensible intellectual property stance with broad claims to secure a sustainable competitive edge.

In essence, the investment philosophy is to scout for companies that not only stand at the vanguard of technology but also demonstrate the capacity to disrupt markets, backed by solid intellectual property and clear pathways to market adoption and growth.

Together, our platform represents a holistic approach to leadership development in the general technology industry. Our objective is to provide a continuum of support to our partner companies, from inception through growth phases, culminating in market leadership. Each part of the overall platform is integral to the journey of a start-up, providing tailored resources, expertise, management guidance and resources, and financial backing as necessary to evolve our partner company into a significant player in the technology sector. This unity of purpose exemplifies the strategic foresight of MDB’s commitment to launching Big Ideas and developing industry leaders.

Overview

MDB was founded in 1997, originally operating as MDB Capital Group, LLC, for the purpose of engaging with companies holding visionary technology, inventors, and technology entrepreneurs. To maximize the impact of our actions and culture, under our business plan, we embark on each journey with a company at an early point, typically acting as founders and providing the initial rounds of capital, in the manner of a partner and usually before a specified management structure has been put in place. Part of our role as founders often includes locating the technology that will form the basis of the new enterprise. The technologies may be found in universities, in larger companies where it is not being used or understood, in start-up companies, and with inventors. Not only do we act as founders and providing the first capital rounds, we assist with structuring the plans for the company development, such as the steps from research and development to initial commercialization, the intellectual property strategy, business objectives, and financing. We refer to these subsidiary companies as “partner companies.”

Our model typically includes a two-step financing approach with our partner companies: we put in seed capital, as founders, and the first round of capital between $5 to $10 million dollars to set the business on an operational foundation. Our plan is to then raise additional amounts of substantive capital to bring the technology closer to validation or to be able to commence commercialization, typically in the range of $20 to $60 million overall. We plan on additional financing viapublic offerings or alternative value realization. Our community of sophisticated, individual investors with like-minded goals and values, we believe supports our model, where we will draw on their capital, knowledge, connections and expertise. We anticipate that value creation will be generated after any number of years of patient ownership and corporate effort, and value realization might include any number of methods, such as continued holding and operating, initial public offerings, or IPO, joint ventures, licensing, asset sales and merger transactions, depending on the particular business model and industry.

We believe that we successfully have used the private and public capital markets to finance growth companies. Being able to find disruptive technologies to develop, acting as corporate founders, owners, directors and management, and conducting financing activities for those companies in which we are strategically involved for the long term, we believe we have a different model of helping companies grow than that of the typical private venture capital model. We refer to our approach as public venture capital. We find the technology and then we work to analyze the technology leadership position by our surveying the marketplace so as to establish a research and development and intellectual property development strategy to create a dominant position in the distinct technology vertical. Then we create the basic company, we set up its management, we define its business plan, we nurture its enterprise, and we provide its financings in its early stage rounds, and then we likely will act as the underwriter or selling agent for their IPO, other financing or disposition. It is our plan to remain involved with our partner companies for the long term. Where there is an IPO, we plan to stay on for several years thereafter, by being members of the board, having consulting agreements, providing strategic business advice, and participating in, advising on or facilitating further financing rounds. We believe, most importantly, that one gauge of the partner company success is that the partner company will successfully foster community in connection with our broker-dealer, Public Ventures. In that regard, we intend to follow a “Member-focused” model (further discussed below) for conducting Public Ventures-led company financings. Our typical complete public and private follow-on offerings continue supporting their research, development, growth and marketing of their technologies’ potential. MDB, we believe, builds value by building partner companies with the right foundations

Past Examples

In having been able to find disruptive technologies to develop, acting as corporate founders, owners, directors and management, and conducting investing activities for those companies in which we have been strategically involved for the long term, we believe we now have a different model for helping companies grow than that of the typical private venture capital model. We refer to our approach as public venture capital. We find the technology, and then we work to analyze the technology leadership position and survey the marketplace so as to establish a research and development and intellectual property development strategy to create a dominant position in the distinct technology vertical. Then we create the basic company, we set up its management, we define its business plan, we nurture its enterprise, and we facilitate its financings in its early-stage rounds of private funding. Then we likely will act as the underwriter or selling agent for their IPO, other financing or disposition. It is our plan to remain involved with our partner companies for the long term. Where there is an IPO, we plan to stay involved on for several years thereafter, by being members of the board, having consulting agreements, providing strategic business advice, and participating in, advising on or facilitating further financing rounds. We believe, most importantly, that one gauge of the partner company success is that the partner company will successfully complete a private and public follow-on offering to continue supporting their research, development, growth and marketing of their technologies’ potential.

Three companies for which we started as founders and for which we conducted their IPOs, have traded for a period of time at near or over $1 billion in market value, which we believe is crucial for maximizing the probability the companies can raise sufficient capital to get to commercialization. These companies are as follows:

● Provention Bio, Inc. (“Provention”). Provention was established in 2016. Public Ventures created Provention to license molecules from several larger pharmaceutical companies, conceived the business strategy, assisted in licensing negotiations and provided seed capital, engaged the initial board of directors’ members, and recruited C-level executives as well as executed the successful IPO.

● Cue BioPharma, Inc. (“Cue”). Cue was established in 2014. Public Ventures created Cue to license a platform technology from Einstein University, engaged the members of the board of directors, recruited C- level executives and, formed the corporate and IP strategy and provided the seed capital and well as executing the successful IPO.

● Pulse Biosciences, Inc. (“Pulse”). Pulse was established in 2014, Public Ventures created a new entity that rolled up the intellectual property from 2 academic institutions and one private entity. Public Ventures then completed a seed financing, created the business and IP strategy, assembled the management team and Board. Subsequently Public Ventures successfully executed the IPO for Pulse.

Key Pillars

Since inception, we have defined and refined the key pillars that support what we believe is our successful company creation approach. These pillars are defined in Our Partner Company Criteria section. We believe that our model is only suitable for companies that can be sustained in the public markets at an early stage. Typically, these companies own what appear to be category-defining platforms capable of solving big problems.

We have established a process to position partner companies for success, with the intention of maximizing the value early in a company’s history. We seek to create a strong foundation during the development phase of the partner company. We believe that this helps the partner company attract the best people who are capable of building a successful enterprise over the long term. We call this our “Rational Design Process For New Companies.”

A traditional perceived shortcoming of the public markets is that they attract short-sighted investors. We understand that to make early-stage public venture feasible; we need to create a community of investors that have the intention of helping our companies get off the ground. We believe our investors are committed community members who seek to create value at the companies in which they invest and are critical to sustaining value. Our investors, unlike traditional institutional investors, generally have long holding periods and value long-term impact over quarterly performance numbers.

Our Partner Company Criteria

We seek companies that we believe meet certain criteria. Our criteria focuses first on the probability that an early-stage technology company ultimately can sustain its value in the public markets. We look for novel technology platforms that are category-defining and solve big unmet needs. Our criteria are founded in the following:

Tech Leadership Potential: Target companies must offer a well-defined technological edge that carves out new niches within the tech landscape.

Platform Technology: The core technology should be versatile, with potential applications across a range of vertical markets or medical indications.

Early Inflection Point: Prospective companies should be at a juncture where the technology’s commercial viability can be proven within a feasible timeframe and at a justifiable cost.

Clear Market Insertion: The technology must be disruptive enough to motivate channel partners or gatekeepers to facilitate smooth market entry.

Large Market Potential: There should be a significant market opportunity, with the technology addressing substantial, unmet needs.

Strong IP Position: A robust intellectual property strategy is crucial, featuring broad, defensible claims that ensure a lasting competitive advantage.

Rational Analytical Process

	DEFINE		ANALYZE		DIFFERENTIATE		CONCEIVE		INNOVATE

►	Understand what has been developed	►	Players in the space	►	Gain firm understanding of competitive advantages	►	Develop a business, IP, innovation, R&D, and financing strategy to:	►	Re-evaluate and innovate continuously

►	Define the space for analysis	►	Map all IP and new inventions	►	Clearly articulate the opportunity	►	Create a new vertical or establish a leadership position in an existing category	►	Maintain category leadership or

		►	Compare how they relate to our company’s innovations					►	Pivot to new strategy when necessary

We recognize that early visionary technologies are frail ideas that need to be nurtured correctly with the right corporate and financial foundation in order for them to become commercially viable and established companies. This is especially true with respect to platform technologies in which the overall corporate and asset development and positioning can have a drastic impact on the early development of the partner company.

We begin our process by seeking to gain a deep understanding all of the relevant players in a given space and the key issues, and how, if solved, they could effectively create a new category and enable the partner company to rapidly become a category leader. We work to develop a clear understanding of our companies’ potential sustainable competitive advantage. Once the “Theory of Opportunity” is established, we develop the business strategy, financing strategy and intellectual property strategy and the innovation and R&D prioritization road map. We test our assumptions by seeking input regarding our strategic decisions with experts in the space until we are comfortable that they are credible and convincing. With a clearly articulated understanding of what we believe to be the partner company’s potential, we endeavor to recruit the best possible talent to execute the strategy and bring the vision to fruition. We strive to instill a corporate culture that is constantly re-evaluating the partner company’s working thesis, which we believe will establish and keep the partner company as the leader in a given category or enable the partner company to pivot its strategy to a new area based upon changing circumstances.

Our Community

A key element of our public venture model is our community of more than 500 sophisticated investors, entrepreneurs and microcap and smallcap market participants who have significant experience with our approach and who we believe will advocate for our public venture mission. In addition, investors can have a significant impact by supporting the companies they invest in. We believe that this community is vital to the success of our public venture model.

We have strived to create community of like-minded persons who share our vision and are supportive of the partner companies we have co-founded. This group consists of patient company owners with a long-term focus on the value that can be unlocked upon the de-risking of our partner companies’ technologies. This long-term focus is key to building value and stability for early-stage companies in the public markets. In addition, we believe that our community members are often authorities in multiple industries and are capable of providing support to our partner companies with their invaluable access and reach. We believe that MDB shareholders will comprise this community and will continue to participate in the partner companies through their MDB share ownership as well as participation in partner company direct investment opportunities. MDB plans to sustain a cohesive community by keeping persons engaged and curious so that they continuously help us improve our decision process as and when selecting partner companies with which to work.

We believe that MDB is strengthening our community of MDB shareholders and can simplify our process of developing partner companies. We intend to use a portion of our capital to identify and found partner companies. We believe that being a public company will give us greater flexibility and nimbleness to source new technologies and make it quicker and easier to deploy capital towards opportunities that arise.

We also will seek to foster community in connection with our broker-dealer, Public Ventures. In that regard, we intend to follow a “Member-focused” model (further discussed below) for conducting Public Ventures-led company financings. Our typical Public Ventures Member will be a long-term investor and/or entrepreneur who is motivated to help develop the next generation of growth companies. Public Ventures Members may or may not be MDB shareholders. Members may or may not provide direct financing to partner companies.

Holistic and Sustainable Model

Our public venture model is fundamentally different than the typical venture capital fund model. We believe that bringing well developed early-stage companies to either the public markets or fostering a merger and acquisition exit or other realization event, while still taking care to address the unique nature and needs of these early-stage companies, provides more liquidity, efficiency, transparency, better protections for investors and alignment of the interests of everyone involved as described below.

Inventors/Universities/Co-founders

Taking companies public will allow shareholders to own the same class of common stock as the company’s early founders. In addition, the ownership interests of inventors, universities, and other co-founders become valuable, tradable shares when a company is public and listed on an exchange. As a result, we believe that, in most cases, these ownership stakes will have much greater value than they would otherwise have in the traditional venture capital model. We also believe that our model gives companies greater leeway to execute pivots or to pursue other strategic initiatives, such as licensing, asset sales or corporate merger and acquisition transactions.

Partner Company Management & Board Members

We expect that the management and board members of our partner companies will benefit from the Company being public. The ability to grant valuable, liquid equity as part of an employment compensation package is a strong incentive to attract and retain employees and align their interests with those of the company at which they work. Being public can help a partner company raise substantial amounts of capital more easily than as a private company or through traditional venture capital.

MDB Shareholders

Under our model, MDB shareholders can buy or sell their shares in the holding company at any time. These shareholders will participate in our partner companies through the holding company structure, for example through the tax benefits of holding an interest in a tax pass through entity or the overall value of the holding company as it reflects the values of our subsidiaries. Where we think it beneficial for a partner company to raise capital directly, rather than taking additional funds from the holding company, we may seek a method that can allow the MDB shareholders to participate in the additional capital formation for a partner company. There are a few means by which the MDB shareholder may participate: for example, a further private placement by the partner company, or by a registered public offering, such as an IPO or rights offering where the MDB shareholder will invest new funds based on the distributed right. If the best course of action is an asset sale, a licensing arrangement or a corporate merger or acquisition transaction of a partner company, then it is expected that MDB shareholders would receive a distribution of the proceeds as a result of the transaction. Moreover, we believe that many of the MDB shareholders own their Class A Common Shares because they are motivated by the opportunity to contribute their knowledge and experience to and engage with our partner companies in an effort to improve them and enhance their value.

MDB Employees

Pursuant to our 2022 Equity Incentive Plan, we have granted our employees interests in the Company as part of their compensation in order to align their interests with those of our shareholders and partner company stakeholders.

Our Holding Company Structure

While each partner company will present its own investment dynamic, at the onset, we intend to take a majority ownership stake in the partner companies we co-found and to hold a significant controlling position through the early stages of development and early capital creation. We plan on seeking one or two partner company opportunities a year, but there is no assurance that we will be able to find suitable opportunities at that rate for inclusion in the holding company.

As a partner company is financed by means other than the holding company putting in more equity capital, such as additional sales of equity by the partner company on a private or public basis, we plan to continue to own at least thirty-five percent (35%) or more of the voting stock of a partner company. We also expect to maintain the right to appoint a number of board members and otherwise be instrumental in the management and direction of the strategy and business development efforts of our partner companies for a period of time before and after each IPO.

It will be our policy to have with the stakeholders of our partner companies, where we do not have a 100% ownership position, a series of contractual rights to obtain regularly the following: (i) financial reports, (ii) milestone achievement reports, and (iii) budget formulations. Other oversight rights which we will seek to have include, (i) approval of capital raises, (ii) approval of incurring and guaranteeing debt in excess of $250,000, (iii) approval of capital expenses in excess of $250,000, (iv) approval of changes in the business plan, (v) participation in budgeting, (vi) review of employment arrangements with key employees, (vii) participation in the selection of directors and director nominees, (viii) approval of sale of the company or assets and merger and acquisition transactions, and (ix) liquidation approval. These rights will be supplemented by agreements that will afford the founders, early owners and the holding company: (i) a right of first refusal on future financings, (ii) approval right on the issuance of securities for compensation purposes and stock option plan sizing, (iii) voting agreements so as to maintain the control by the holding company, (iv) drag-along sale and co-sale agreements, right of first refusal agreement on individual ownership holdings, and (v) an investor rights agreement.

In order to not be deemed an investment company under the regulation of the Investment Company Act of 1940, MDB will not operate in a manner such that it is or holds itself out as being engaged, or proposes to engage, in the business of investing, reinvesting, or trading in securities. Additionally, it will maintain what are characterized as “investment securities” under the Investment Company Act below forty percent (40%) of the value of the total assets of MDB on an unconsolidated basis, unless an exemption or safe harbor applies under that legislation. Securities issued by companies other than consolidated companies are generally considered “investment securities” for purposes of the Investment Company Act, unless other circumstances exist that have the holding company being actively involved in the management of the underlying company. We will consolidate these companies for financial statement purposes as long as they are majority-owned subsidiaries in which we hold voting power of fifty percent (50%) or greater. We expect to continue to have an active role in the management of our partner companies for a long period of time before and after funding, such as an IPO.

Not only for purposes of the Investment Company Act, but also to maintain our focus on exploring new investment opportunities through partner companies, rather than holding partner companies for long term investment and increasing our asset base, our intention is to distribute our partner companies and excess assets beyond what is needed to support the investments we plan to make under our public venture model.

Competition

Getting access to and deploying early-stage capital is very competitive. We believe our main competitors are traditional venture capital firms, other funds specializing in microcap and smallcap investing and investment banks focusing on microcap and smallcap companies.

We believe that our approach provides multiple benefits compared to existing models and traditional methods. However, many of our competitors are larger, have greater brand recognition, longer operating histories, established business relationships, access to greater amounts of capital, and significantly greater resources. We believe that we will be able to compete on many fronts based on our history and reputation, our plan to partner, encourage and support the development of our partner companies and their founders, our wide-ranging contacts in the financial and industry sectors, our ability to provide capital as needed, our ability to source and diligence new technologies and the experience of our professional human capital.

Our Group of Companies

Public Ventures

Our wholly-owned subsidiary, Public Ventures, licensed under the name Public Ventures LLC, a registered broker- dealer (CRD-: 42677/SEC-: 8-49951) is the backbone of our financing business. We are currently expanding its capabilities to act as a licensed clearing firm.

The Vision

We believe that venture stage businesses are more likely to succeed when supported and financed by a community of long-term oriented, like-minded investors and entrepreneurs who are experienced in the development of successful companies. We envision developing a close-knit community of such clients for Public Ventures who we will refer to as our Public Ventures “Members.” Our Members will be able to submit start-up and developing companies as potential candidates for obtaining financing through Public Ventures and/or as candidates to become partner companies for MDB. If they so choose and as dictated by their expertise, our Members will have opportunities to assist in development of companies that we finance at Public Ventures or who become partner companies and help them grow into tomorrow’s leaders.

We believe that such a community of investors can foster the growth of promising public companies under $500 million in market value, also known as microcap and/or smallcap companies, by leveraging the knowledge of the community and sharing risk amongst its Members.

We believe that we are building a robust infrastructure to support our vision for Public Ventures. Our objective is to create a high-end service platform that will make investing in the microcap and/or smallcap segment more accessible to and efficient for the Public Ventures Member community. Public Ventures recently began self-clearing of United States equities. Its FINRA licensed self-clearing broker-dealer is capable of structuring and underwriting financing transactions as well as providing clearing services that enable clients to trade, clear, and settle stocks in these companies. We also are able to provide expanded account maintenance activities, such as wire transfers, securities deposits and interest on cash deposits through typical cash management services.

We have successfully operated our broker-dealer for more than 25 years during which we have specialized in transactions for public venture companies. During that time, we built internal processes to perform diligence and prioritize the financing of deals based on the investment criteria that we have developed. We intend to leverage the lessons we have learned during these experiences to create processes, rating systems and reports that will be made available to our Member community and can be used to supplement their own processes for evaluating each opportunity and associated risks and making informed investment decisions.

The Public Venture Opportunity

Historically, the public markets have served as a significant funding source for companies with new ideas and enabled the growth and development of visionary technologies that lead to advancements in our society. We believe that venture investing in the public markets is the most transparent and liquid method for investors to participate in venture capital. Public venture is available to all classes of investors who all receive typically equal amounts of information about their investments. Companies like Amazon, Tesla, Walmart, Home Depot, among others, were brought public at very early stages, and capital provided through the public markets enabled their spectacular development into industry leaders.

Market dynamics have resulted in companies backed by traditional venture capital staying private for longer periods of time. In addition, regulatory changes affecting broker-dealers have resulted in a shift to high volume trading that relies on payment for order flow to make up for commission-less trading. This has resulted in broker-dealers devoting more resources to trading high volume, popular equities and away from providing service to microcap and small-cap public venture companies and their securities. As a result, the needs of long-term investors looking to support venture stage public companies and those of venture stage companies are not addressed by today’s brokerage firms who cater to traders.

We believe that the expected Public Ventures Member community, consisting of sophisticated individual investors, who are aware of the nature of venture investments and seek to build tomorrow’s leading companies, can drive the future of public venture capital formation. We believe that only this type of community can provide suitable financing options that will meet the needs of small public venture companies. We have the unique opportunity to provide the right framework and platform infrastructure to this community that will enable its Members to collectively underwrite public venture financings.

We expect our Members to be entrepreneurial and involved in different ventures. Under our framework, they will be encouraged and rewarded for successfully identifying business and ownership opportunities for the community that meet our criteria. We envision that our platform will encourage and allow Members to share information and formulate the nature of and pricing for any financing opportunities through the exchange of information about a particular opportunity. In addition, our framework is expected to consist of conducting diligence, creating comparative analysis, providing company information, and implementing rating systems. We believe that this information and transparency will enable high quality, informed decisions and facilitate market integrity.

Members and Member Sponsors

It is our intention to build our community of participants who share the collective goal of elevating and supporting development-stage companies and have an investor rather than a trader mindset. Persons who share the values and vision of the organization can be invited into the community as Members. We expect to encourage active participation of our Members such that they may be mentors of growth through starting, running, or connecting companies within the community or by being active early investors in the various business and ownership opportunities that arise. We plan to sponsor community Member forums, organized by geographic location, investing style, subject matter expertise and/or industry segments. We believe these forums will facilitate in-person meetings with companies, enable due diligence, and support investor engagement and camaraderie.

Members who originate business opportunities for the community will be known as “Member Sponsors” and will have additional roles, as regulations permit, in the financing of our partner companies. A Member Sponsor likely will be a liaison among a company looking for financing, Public Ventures’ internal team, and our community of Members. They will help the potential partner company complete required documentation, shepherding the company through the diligence process, and fostering introductions to Members and coordinating roadshow meetings. To the extent required, Member Sponsors will hold the required securities licenses and registrations.

Efficient Back Office Support

We have an out-source service contract with a Nicaraguan company with which the Company has worked for many years. The company, MDB Capital, S.A. is owned by two of the principal shareholders and officers of the Company. The services that the Company expects to out-source to the service provider will include administrative services to support Public Ventures and PatentVest, such as back office services related to brokerage and clearing firms, background investigations, preparing investment research reports, patent searches and analysis, and customer support services. Services that will be requested will be only those that can be provided by an out-source company within the context of U.S. privacy laws, FINRA regulation, and other applicable U.S. financial service and other regulation.

Based on recent Executive Orders imposing new and expanding prior sanctions on Nicaraguan businesses and on U.S. persons doing business in Nicaragua, however, there may be disruption to our being able to contract for out-sourced services with Nicaraguan entities. Therefore, we may have to adjust our business plan accordingly.

PatentVest

PatentVest is currently expanding its business operations. We believe PatentVest can become the first venture invention and commercialization intelligence platform created to assist technologists, advisors, venture capital investors, and established companies optimize technology commercialization. Our process takes in information from our proprietary patent database and transforms the information about inventions and intellectual property from a complex legal process into a manageable, measurable business process. The PatentVest process clearly defines the boundaries of an invention by providing context for previously developed ideas and analyzes how the invention, and therefore patent claims, differ from the discovered prior art in order to rationalize the essential distinctions that are the key value drivers. Understanding these boundaries, as well as how protectable and valuable these boundaries are, is essential to better guide strategic business and patentability decisions. In our experience, this PatentVest process answers the most important questions for a technology platform: how to innovate, how to improve its ideas, and how to deploy these ideas where they matter most.

Our innovation in a box process seeks to include the following elements and outcomes:

● Improve idea prioritization – Allows inventors and financial backers to weigh the value of a given idea by ascertaining the uniqueness of such invention.

● Enhance the value of an invention – Understanding invention boundaries allows patent attorneys to draft patent claims in a way that confers the most available protection without being encumbered by prior art.

● Optimize strategic decisions – Deeply understand the competitive landscape, identify issues that possible partners are trying to solve, prioritize markets where an invention might be the most valuable, and identify possible acquirers.

PatentVest History

Eighteen years ago, PatentVest’s founders recognized that intellectual property was the most valuable asset for technology companies and began building a proprietary patent database and software platform to help companies manage these assets. During these years, PatentVest has been continuously iterating uses for available information to potentially enable better investment decisions as well as to guide the development of such technology once investment decisions were made. We believe that PatentVest has helped start-up companies move from having novel ideas to becoming technology leaders. As a result, in our opinion, PatentVest is capable of providing the backbone of an investment idea selection process, as well as forming intellectual property and business development strategies. We believe utilizing the PatentVest Innovation in a Box process will enhance our ability to optimize our selection process with respect to partner companies as well as when selecting underwriting candidates for Public Ventures.

We also believe that the PatentVest services will aid companies to define their intellectual property assets in their capital raising activities and will be available to other companies that see to build their intellectual property outside of the context of working with MDB and Public Ventures.

PatentVest Objective

PatentVest starts with a technology assessment, where it evaluates the technology to establish whether or not the technology is unique and a company can create a leadership position with the identified intellectual property. Assessment is extensive covering an investigation into the players in the particular industry space, whether the technology truly is innovating, can value be created with the technology, what is the market and can there ultimately be value creation. The assessment phase includes an examination of existing patents and applications, scientific publications and other public data. After the assessment, a strategy is developed, which will include where to focus R&D, what to patent or keep as a trade secret, and the jurisdictions in which to protect the intellectual property, and based on the assessment and strategy, help develop a business plan to progress the intellectual property. PatentVest also may provide development budgets and help identify critical persons with which to work. PatentVest will be able to implement prosecution of patents and other intellectual property, maintain surveillance of the intellectual property space, and provide reporting on developments in the particular intellectual property space.

We believe that the PatentVest process will provide a fundamental advantage to helping create a leadership position for a company with unique intellectual property. By knowing and understanding the particular intellectual property space, having a focused R&D and intellectual property development plan, a coherent business plan, and providing the related aspects of setting up a development company with the right persons and financial backing, the success of the company in being a value creator in its industry vertical is improved. As part of this overall process, the involvement of Public Ventures can add to the value creation with its financing resources.

It has been our experience when evaluating, investing in or advising technology companies that intellectual property strategy development and related processes are most often led by attorneys and is separate from the other invention and business processes at these companies. We have seen that this work is typically outsourced and, as a result, key company personnel are often neither engaged in the claim drafting process nor are aware of how their patents have potentially changed during prosecution. Many of the inventors and business executives with whom we have engaged have a modest knowledge regarding what their claims cover or what the boundaries of their claims are in relation to other companies. We believe that it is very difficult, if not impossible, to truly understand either what a company “owns” or to effectively evaluate a given invention’s potential uniqueness and ultimately its potential value without this perspective.

We believe the companies that will derive the greatest benefit from PatentVest’s services are technology companies with a few current active patent applications that are expected to primarily drive the value of their companies with their inventions. The analysis and information provided by the PatentVest process, as documented in reports to its clients, is expected to guide technology companies as they seek to prioritize ideas and develop their intellectual property and business strategies. We believe that PatentVest will not only provide MDB with additional clarity in selecting its partner companies and Public Ventures in selecting underwriting candidates, but also to any technology company in their decision-making processes seeking to maximize the value of their inventions.

The PatentVest Model

We plan to use PatentVest to help technology companies innovate and deploy their innovations in the most valuable manner as well as to support our processes. We believe that PatentVest has one of the most comprehensive global patent databases available, containing more than 148 million patents and covering 116 countries. PatentVest has built software processes and tools that make it possible to efficiently mine vast amounts of data and structure this data in a way that can be analyzed by its team of analysts. In addition, PatentVest has assembled the human capital required to cost-effectively analyze such data and build the reports for companies that are expected to be the backbone of our services. Our objective is to serve approximately 30 client companies at any one time once we have scaled our operations.

PatentVest has developed different report formats that provide information within context in a way that we think can be quickly processed by decision-makers and help provide answers to the most valuable questions for the companies we will target as our business development opportunities. The insights presented in our reports are the culmination of a long, iterative process that we have refined by the constant questioning of which data is valuable to building technology companies.

PatentVest as a Law Firm

On September 20, 2022, the Supreme Court of the State of Arizona licensed PatentVest to practice law as an Alternative Business Structure, or ABS. An ABS is a business entity that includes non-lawyers that have an economic interest or decision making authority in a law firm. We intend to develop and maintain a team of highly trained legal professionals and staff that will principally provide legal services related to intellectual property matters under federal law. We are in the process of operationalizing the firm and taking on clients. Matters that we will be undertaking will generally be patent prosecution and intellectual property protection. Through offering legal services we intend to enhance the value of inventions by addressing questions of strategy and perspective along with the technical merits of an invention. The provision of legal services by PatentVest will be limited to those technology companies specifically engaged by PatentVest for such services and is intended to provide all the rights and privileges of the attorney-client relationship.

Because the only other state that permits an ABS like ownership is Colorado, which is a more limited authorization than afforded by Arizona, PatentVest will not be able to expand its Arizona ABS into other states. The focus of the PatentVest ABS is on patent issues and patent prosecution which is largely a federal practice, therefore the restriction of its practice to the State of Arizona is not seen as a limitation. Where it has clients that seek legal representation outside of the State of Arizona, the PatentVest ABS will make referrals to firms licensed in appropriate jurisdictions.

Invizyne

Invizyne, a partner company, was created in early 2019 with the vision of simplifying nature by using nature’s building blocks to create molecules of interest. Invizyne believes it has differentiated technology underlying its unique synthetic biology platform which potentially solves the inherent production bottlenecks of certain legacy technologies. The promise of synthetic biology, we believe, has many uses. If Invizyne’s technology platform is successful at an industrial scale, we believe that it could impact several industries by enabling the exploration of a large number of molecules and properties found in nature. For example, we believe that therapeutic molecules found in nature could be tested for efficacy and quickly created and scaled. Examples of where this has been important include with respect to multiple cannabinoids and other natural compounds, quick replication of novel properties of rare chemicals found in nature, creation of natural flavors and fragrances to naturally enrich food, and the sustainable creation of fuel from renewable energy sources.

Synthetic biology at its core re-wires a unicellular organism, such as yeast, via genetic engineering to produce desired molecules. The problems with traditional methods of producing molecules such as chemical synthesis and extraction include the expense and damage to the environment. For example, chemical synthesis methods are traditionally inefficient, produce significant waste, are often dependent on petroleum-derived chemicals, and expensive. Natural extraction also can be taxing on the environment due to inefficiencies when desired compounds are only found in small concentrations. In addition, it has long production cycles and presents issues with foreign contaminants. The promise of synthetic biology over these traditional methods is that desired molecules can be produced in sustainable ways, production can be scaled consistently and reliably, rare molecules can become readily available, and new and novel compounds can be more readily accessed.

Invizyne identified a fundamental problem in synthetic biology and set out to solve it– namely, that engineering a cell involves engineering a multitude, perhaps thousands, of interrelated and/or interdependent processes and systems. As a living, breathing metabolic entity, cells have evolved and intricately balanced systems that permit survival and success. Within each cell, myriad enzymes turn starter molecules into others and some of these molecules are essential for the survival of the cell while others are waste compounds. The field of synthetic biology seeks to modify cells to express different enzymatic pathways to produce a given molecule. The drawback of this approach is that of the inherent difficulties of dealing with an organism and the complexities noted above. The strain engineering process, which results in an organism that will produce the molecule of interest, is an expensive and long iterative process in which the survival of the cell is balanced with the productivity of the strain.

Invizyne is developing a multi-stage enzymatic bioconversions that are fully cell-free. Invizyne believes that its process, named SimplePath, solves the inherent limitations of traditional synthetic biology. SimplePath uses only the specific enzymes that are involved in the process of making the molecule of interest, therefore radically simplifying the process. Not being bound to the limitations of traditional synthetic biology brings several advantages, including:

●	Simplified reactions;

●	More flexible systems with variants made by swapping single or group of enzymes

●	Increased scalability;

●	Faster and cheaper R&D; and

●	Lower cost due to higher productivity and lower CapEx.

Invizyne believes that SimplePath can enable the scalability of synthetic biology. Decoupling the enzymes from a cell’s metabolism, we believe, can greatly increase productivity and throughput while simplifying product development. These benefits, we believe, will allow Invizyne to make the same amount of product using a much smaller footprint and reactor size that will potentially result in lower production costs and CapEx. Invizyne’s systems have both fast conversion times as well as the ability to keep reactions running continuously for long periods of time, both of which increase the ability to produce molecules of interest more efficiently. Additionally, it is believed that the simplicity of Invizyne’s systems will allow faster design, build, test, and learn development cycles for new products thereby increasing the feasibility of creating more products and novel molecules.

Invizyne’s core inventions relate to enzyme and co-factor recyclability, which are both key to maintaining the energy balance within an enzymatic system and enabling reactions to run continuously for long periods of time. Invizyne initially licensed a portfolio of patents from University of California Los Angeles (UCLA) and has since filed for several additional patents in addition to developing significant know-how in connection with its systems that it has elected to maintain as trade-secrets. This basket of IP protects different aspects of Invizyne’s co-factor regeneration system, cannabinoid pathways, novel molecules, and stable enzymes. Invizyne believes that its IP portfolio will be significant in defining its position in the field of cell-free enzymatic bioconversions.

Invizyne has been awarded grant funding in excess of $10 million from different institutions, including Department of Energy, Advance Research Projects Agency – Energy, Small Business Innovation Research, and the National Institute of Health. The Invizyne scientific team has published nine academic papers in reputable journals, including Nature, about cell-free synthetic biology processes and topics.

Invizyne is currently focusing on the development of high-value molecules in markets with quick paths to commercialization. Invizyne is validating SimplePath by undertaking efforts to demonstrate linear scale while maintaining high productivity in a commercially-relevant product within a short period of time. To date, development has been in the laboratory, and not yet tested by third parties. As a demonstration, however, of the Simple Path process, Invizyne has scaled production of cannabigerolic acid (CBGA) from 1ml to up to 100 liters, a 100,000x increase, and in the process and to its knowledge, maintained productivity at a rate several times higher than competitors. While there can be no assurances that Invizyne will be able to achieve production on a commercial scale as a result of increasing the scale of the CBGA reaction volume from 1 ml to 100 liters, Invizyne believes that it will be successful in scaling its SimplePath systems to commercial production. So far, Invizyne management believes that SimplePath continues to demonstrate solid development and that commercial success will be demonstrable in the future. Once Invizyne has established manufacturing feasibility at scale with established molecules, it intends to develop a portfolio of products that will include both proprietary and rare molecules.

Additionally, Invizyne believes it is making substantial inroads in the space of 2G biofuels by both pioneering effective methods to make isobutanol at titers and scales that would otherwise be toxic to cellular organisms as well as upgrading ethanol to other more useful and higher value products.

Invizyne also intends to partner with research organizations to validate its ability to produce several novel and rare molecules and as well as with pharmaceutical organizations to seek value creation and commercialization opportunities. Invizyne believes that, as a result of the many clinical trials underway for cannabinoid and other natural molecules showing activity across a range of different indications, there is currently a big shift in contemporary understanding of the therapeutic potential of cannabinoids and other natural molecules. Invizyne believes that its process is potentially well-suited to take advantage of the trends around natural molecules by being able to meet their requirements of pharmaceutical companies for pure and consistent products. Invizyne also believes that its system is better suited for making a wide range of active pharmaceutical ingredients, including novel cannabinoids and other molecules, each potentially having different therapeutic properties.

Invizyne is currently exploring a number of commercial engagements, collaborations, partnerships and joint venture opportunities that could permit market insertion and accelerate the commercialization of Invizyne’s technology. At this time, however, it does not have any agreements or arrangements for the commercial application of any of its intellectual property. Additionally, it cannot predict the time frame in which it may enter into its first agreement for the pursuit of a commercial application. As the field is novel, as mentioned herein, Invizyne believes it will take a substantial time to get to a commercial product.

The viability and benefits of Invizyne’s pipeline products discussed above may be difficult to assess because SimplePath is a relatively novel and complex technology. SimplePath systems and the resultant pipeline products are in various stages of the research and development phase, the pilot production phase and/or in pre-clinical assessment as a therapeutic. It is often an issue that what is possible in the small quantities used at the research level cannot be replicated as production quantities are increased for testing and commercialization. Each pipeline product will be required to be progressively scaled up from early research production quantities to show the feasibility of production in larger quantities, whether for clinical evaluation, testing, and ultimately commercial manufacturing amounts before being made available to clients. As Invizyne continues to develop and optimize SimplePath systems to make its pipeline products in the quantities needed for research, clinical or testing evaluation and manufacturing, there can be no assurance that such pipeline products will be understood, approved, or accepted by clients, regulators and potential investors, that the relevant SimplePath systems can be commercially manufactured, or that it will be able to sell pipeline products at competitive prices and with features sufficient to establish demand and generate revenues or any level of profit. Another consideration is if a pipeline product is a candidate as an active pharmaceutical ingredient, then it will require FDA or any other applicable regulatory approvals, including manufacturing approvals, which may not be obtainable. If it is unable to convince potential clients of the utility and value of its pipeline products, it will not be successful in entering the markets that it has identified, and its business and results of operations will be adversely affected.

Regulation

Broker-Dealer Regulation

Our broker-dealer subsidiary, Public Ventures, is subject to regulations governing every aspect of its securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with clients, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies. As a participant in the financial services industry, it is subject to the complex and extensive regulation of the U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges and certain other authorities with oversight on banking and money laundering. The laws, rules and regulations comprising the regulatory framework applicable to broker-dealers are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effect of any such changes cannot be predicted.

Public Ventures is registered as a securities broker-dealer with the SEC and is required to be a member of FINRA. FINRA is a self-regulatory body composed of members, such as our broker-dealer subsidiary, that have agreed to abide by its rules and regulations. FINRA may expel, fine and otherwise discipline member firms and their employees. Public Ventures is also licensed as a broker-dealer in 33 states in the U.S., requiring it to comply with the laws, rules and regulations of each state. Additionally, Public Ventures might register in additional states from time to time as needed. Each state may revoke the license to conduct securities business, fine, and otherwise discipline broker-dealers and their employees.

Public Ventures is subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from the broker-dealer subsidiary. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of a broker-dealer’s assets be relatively liquid. In addition, Public Ventures is subject to certain notification requirements related to withdrawals of excess net capital.

We are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of client due diligence, client verification and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties. We are subject to the Securities Investor Protection Act of 1970, which created the Securities Investors Protection Corporation (SIPC), which provides certain client protection to clients related to their brokerage accounts. We are subject to certain treasury regulations, such as Regulation T, relating to how money may be lent to clients and used, and the rules related to margin accounts.

Broker-dealers are also subject to ongoing duties of financial responsibility, client protection and good conduct. These include, among other things, (i) client funds and securities must be segregated from the broker-dealer’s proprietary business operations, (ii) maintaining basic bookkeeping requirements including records of trades, receipts, positions held in different securities, trial balances, complaints, and compliance, together with reports to be filed periodically, (iii) executing orders on behalf of clients to ensure the best execution possible, disclosing information relevant to investors, charging prices in line with market conditions, and disclosing conflicts of interest, (iv) only recommending investments or strategies that are suitable for the clients concerned, (v) communicating in a fair, balanced, and not misleading way with clients, (vi) observing rules concerning maximum value of gifts made to clients and political contributions, and (vii) filing reports of any suspicious activities noted by the broker-dealer, including investments over predefined monetary limits.

SEC Regulation Best Interest requires that a broker-dealer and its associated persons act in a retail client’s best interest and not place their own financial or other interests ahead of a retail client’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations, including a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation, and both broker-dealers and investment advisers are required to provide disclosures about their standard of conduct and conflicts of interest.

In addition to the SEC, various states have proposed or adopted laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted. The SEC did not indicate an intent to preempt state regulation in this area, and some of the state proposals would allow for a private right of action.

Various regulators, including the SEC, FINRA and state securities regulators and attorneys general, conduct both targeted and industry-wide investigations of certain practices relating to the financial services industry, including sales and marketing practices, valuation practices, and compensation arrangements. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices.

A variety of data privacy laws to protect personal information obligate broker-dealers to provide notice about its data handling practices, to offer certain opt-outs, and to implement reasonable security measures to deter unauthorized access. Broker-dealer internal and external electronic communications may only be made on approved devices and platforms that are encrypted and secure and will capture all communications in the broker-dealer’s records. The cost and burden of taking cybersecurity measures, having personnel oversee compliance and staying current with respect to new technology developments continues to grow.

Our broker-dealer accounting, administrative and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems, and the processing of our securities transactions. We are subject to the privacy laws applicable to financial institutions in respect of our securities business.

As is common in the securities industry, our broker-dealer subsidiary is subject to regular reviews of and investigations into our operations, some of which progress to regulatory actions that may result in fines, censures, and limitations on activity. Currently, we are the subject of two reviews of past broker-dealer activities, which may be either resolved without further regulatory action or escalated such that we could be subject to one or more penalties. At this time, we are cooperating with the reviews, and we do not know whether or not they will escalate to regulatory action and, if they do, what violations of rules and regulations may be asserted against the broker-dealer and what potential final resolutions might be.

Self-Clearing Regulation

In January 2024 Public Ventures began self-clearing United States equity securities. As part of this process, in addition to the broker-dealer regulation described above, Public Ventures will be subject to regulation directed to self-clearing operations and must demonstrate that its financial, operational and systems capacities are able to perform this business while complying with regulations, including those of the SEC, FINRA, Depository Trust Clearing Corporation (“DTCC”), and National Securities Clearing Corporation (“NSCC”). To operate the self-clearing activity, we must meet different capitalization requirements than those of an introducing broker-dealer, maintaining a capital structure with various cash and cash equivalent assets and retaining access to necessary lines of credit that can assure our ability to comply with changing deposit requirements. We expect that these regulations will continue to undergo substantial changes and will require additional capital as settlement operations move to T+1 in 2024, and to T+0 settlement in the future.

Data Protection and Cyberattack Regulation

In the course of our operations and in the processing of transactions, we collect, process, store, disclose, use, share and/or transmit personal information and other sensitive data from current, past and prospective clients as well as our employees in and across multiple jurisdictions. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. There are federal, state and foreign laws and regulations regarding privacy, data security and the collection, processing, use, storage, protection, sharing and/or transmission of personal information and sensitive data. For example, the Gramm-Leach-Bliley Act (“GLBA”) (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the California Consumer Privacy Act (“CCPA”) grants additional consumer rights with respect to data privacy in California. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of certain sharing of their personal information. The CCPA is subject to further amendments pending certain proposed regulations that are being reviewed and revised by the California Attorney General. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. We cannot predict the impact of the CCPA on our business, operations or financial condition, but it could result in liabilities and/or require us to modify certain processes or procedures, which could result in additional costs.

Additionally, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and it will be effective in most material respects starting on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding clients’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

We expect more states to enact legislation similar to the CCPA and the CPRA, which provide clients with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such clients. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Virginia and Colorado, both with laws to take effect in 2023. It is anticipated that all such laws will add additional complexity, have variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Additionally, our broker-dealer, Public Ventures, is subject to SEC Regulation S-P, which requires that businesses maintain policies and procedures addressing the protection of client information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of client records and information and against unauthorized access to or use of client records or information. Regulation S-P also requires businesses to provide initial and annual privacy notices to clients describing information sharing policies and informing clients of their rights.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our clients or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected clients or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party service providers with which we share client data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition and results of operations.

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our clients and prospective clients, including data provided by and related to clients and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share client information. Although we devote resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to actual or threatened external or internal security breaches, acts of vandalism, theft, fraud or misconduct on the part of employees, other internal sources or third parties, computer viruses, phishing attacks, internet interruptions, disruptions or losses, misplaced or lost data, ransomware, unauthorized encryption, denial-of-service attacks, social engineering, unauthorized access, spam or other attacks, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, programming or human errors or malfeasance and other similar malicious or inadvertent disruptions or events. We and our third-party service providers from time to time have experienced and may in the future continue to experience such instances. In some cases, the bad actors facilitated unauthorized financial transactions. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in legal claims or proceedings, result in significant legal and financial exposure, supervisory liability under U.S. federal or state, or non-U.S. laws regarding the privacy and protection of information, including personal information, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.

Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We and our third-party service providers may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used to sabotage or to obtain unauthorized access to our or our third-party service providers’ technology, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of our clients and to prevent or detect service interruption, system failure or data loss. Further, as a significant number of people work from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our clients and third-party service providers. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our clients or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. In addition, there recently have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by clients, which could also intensify regulatory focus, cause clients to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

Most jurisdictions (including all 50 states) have enacted laws requiring companies to notify individuals, regulatory authorities and/or others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our clients, partners and service providers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personal information of our clients may pose similar risks.

A security breach may also cause us to breach client contracts. Our agreements with certain partners and service providers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our clients or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our clients could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our client agreements may not limit our remediation costs or liability with respect to data breaches.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our technology, systems, networks or physical facilities, or those of our third-party service providers, could result in litigation with our clients or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or technology capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of personal information was disrupted, we could incur significant liability, or our technology, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

We may not have adequate insurance coverage with respect to liabilities that result from any cyberattacks or other security breaches or disruptions suffered by us or third parties upon which we rely. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

While we take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of our products and services or subject us to scrutiny or penalties.

Arizona Law Firm Regulation

The law firm owned and operated by PatentVest is subject to the Arizona Supreme Court under Rule 31.1(c) and the Arizona Code of Judicial Administration, or ACJA, Section 7.209, relating to Alternative Business Structures, or ABS. An ABS is an entity that includes non-lawyers who have an economic interest or decision-making authority as defined in ACJA 7-209 which may employ, associate with, or engage a lawyer or lawyers to provide legal services to third parties. An ABS (1) must employ at least one person who is an active member in good standing of the State Bar of Arizona who will supervise the practice of law under the rules of the Arizona Supreme Court for the entity, (2) has been licensed by the Arizona Supreme Court after application to the Committee on ABSs, and (3) will provide legal services by persons authorized to do so and in compliance with the Rules of Supreme Court as generally applied to the practice of law and the particular regulations applicable to an ABS. An approval is made in favor of an ABS application if the Committee on ABSs finds that the applicant meets, among others, the following objectives: (a) protecting and promoting the public interest; (b) promoting access to legal services; and (c) encouraging an independent, strong, diverse, and effective legal profession. The Committee on ABSs should also find that the applicant (a) has lawyers providing legal services to consumers that will act with the independence that is consistent with the lawyers’ professional responsibilities and standards, (b) the lawyers will make decisions in their practice that are in the best interest of clients, (c) the ABS maintains confidentiality consistent with Arizona Rule of Supreme Court 42, and (d) the other business policies or procedures of the ABS do not interfere with a lawyers’ duties and responsibilities to clients.

An ABS is also subject to all the rules and regulations associated with the ethical rules of a law firm operating in the State of Arizona. These rules are found in Section 7-209 of the Code of Judicial Administration and the Arizona Supreme Court Rules. Together the rules address issues relating to (i) conflict of interest situations for client representation, (ii) issues relating to the sale of a law practice, (iii) law firm owner responsibilities such as for having sufficient managerial authority, effective internal policies and procedures, and procedures for the conformity of law employees to the rules of professional conduct and procedures for non-law employees, and (iv) adequate trust account requirements, including the annual certification requirement. The rules also address code of conduct issues such as lawyer independence in the provision of services, the diligent and promptness of rendering legal services, and record maintenance, among others. An ABS and its law employees will be subject to the disciplinary rules 46 et. seq. of the Arizona Supreme Court.

Because the only other state that permits an ABS like ownership is Colorado, which is a more limited authorization than afforded by Arizona, PatentVest will not be able to expand its Arizona ABS into other states. The focus of the PatentVest ABS, however, is on patent issues and patent prosecution which is largely a federal practice, therefore the restriction of its practice to the State of Arizona is not seen as a limitation on its operations. Where it has clients that seek legal representation outside of the State of Arizona, the PatentVest ABS will make referrals to firms licensed in appropriate jurisdictions.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.

Human Capital

As of the date of this filing, overall there are approximately 40 full time employees of MDB, employed directly or indirectly through MDB CG Management, Inc. (“MDB Management”) and Invizyne. We also engage from time-to-time consultants for various activities.

MDB Management also has an agreement with MDB Capital S.A., an affiliated Nicaraguan company, for MDB Capital S.A. to provide services to the Company on an out-source, as required service basis. The services are provided on a specific request, within an identified scope of activity, from time to time. Primarily the services will be administrative support services, research activities, and analytical services as necessitated by the holding company, Public Ventures, PatentVest and partner companies.

As our business develops, we establish partner companies and we enhance our operations, we anticipate the number of employees and consultants will grow. In addition, we also anticipate adding human capital contractors, consultants, clinical research organizations and collaborative businesses to perform clinical studies, toxicology assessment, manufacturing, regulatory, and other operational functions.

Legal Matters

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

Risks Relating to Holding Company Taxation

You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us.

The Class A Common Shares are securities issued by a limited liability company and represent limited liability interests.

Under current law, so long as certain conditions are satisfied (see “Certain Material U.S. Federal Tax Considerations — Classification as a Partnership”), we should be treated, for U.S. federal income tax purposes, as a partnership and not as a corporation. As such, MDB will generally not be subject to U.S. federal income tax. Instead, each shareholder of MDB will be required to take into account its allocable share of each item of MDB’s income, gain, loss, deduction or credit, whether or not MDB distributes any cash to it, including distributions or dividends MDB receives from its corporate entities (i.e., in partner companies). Consequently, it is possible that in any year, a shareholder’s tax liability arising from MDB could exceed the distributions made to him, her or it by MDB. Thus, there may be years in which a shareholder’s tax liability exceeds its share of distributed cash from MDB. If this were to occur, a shareholder would have to use funds from other sources to satisfy his, her or its tax liability.

You may be subject to state, local and other taxes, including with respect to your own particular circumstances.

In addition to U.S. federal income taxes, each shareholder may incur income tax liabilities under the state or local income tax laws of certain jurisdictions in which MDB will operate, as well as in the jurisdiction of that shareholder’s residence or domicile. State and local income tax laws vary from one location to another, and federal, state and local income tax laws are both complex and subject to change. The income tax aspects of an investment in MDB are complicated, and each shareholder should review them with his, her or its own professional advisors familiar with the shareholder’s own income tax situation and with the income tax laws and regulations applicable to the shareholder.

Allocations of income and loss may be re-determined by the IRS.

A shareholder’s distributive share of MDB income, gains, losses, deductions and credits for U.S. federal income tax purposes is generally determined as set forth in the limited liability company agreement governing our company, which we refer to as the operating agreement, unless such items are allocated in a manner that has no “substantial economic effect.” If it is determined that the allocations in the operating agreement do not possess substantial economic effect, then the IRS might seek to allocate MDB related items in a different manner.

MDB may provide delayed final Schedules K-1.

MDB may not be able to provide final Schedules K-1 to shareholders for any given fiscal year until after April 15 of the following year. The board of directors will endeavor to provide shareholders with final Schedules K-1 or with estimates of the taxable income or loss allocated to their shares on or before April 15, but final Schedules K-1 may not be available until MDB has received tax–reporting information necessary to prepare final Schedules K-1. Shareholders may be required to obtain extensions of time to file their U.S. federal, state, and local income tax returns (which do not provide taxpayers with an extension of time to pay any tax that may be due on such tax returns). Each prospective shareholder should consult with its own advisor as to the advisability and tax consequences of an investment in MDB.

If we are treated as a corporation for U.S. federal income tax purposes, the value of the shares could be materially adversely affected.

The value of the Class A Common Shares of MDB that you hold will depend in part on MDB being treated as a partnership for U.S. federal income tax purposes. We intend to manage our affairs so that, upon becoming a “publicly traded partnership” within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), we will not be taxable as a corporation because 90% or more of our gross income in each taxable year will be “qualifying income” (see “Certain Material U.S. Federal Tax Considerations—Classification as a Partnership” for a discussion of the rules relating to qualifying income and publicly-traded partnerships). However, there is no assurance or guarantee that we will meet on an ongoing basis the applicable requirements to be taxable as a partnership and, as discussed below, current law may change so as to cause, in either event, MDB to be treated as a corporation for U.S. federal income tax purposes. If we were treated as a corporation for U.S. federal income tax purposes, then, among other things, (i) we would become subject to corporate income tax and (ii) distributions to our shareholders would be taxable as dividends for U.S. federal income tax purposes to the extent of our earnings and profits. In addition, because a tax would be imposed upon MDB as a corporation, its cash available for distribution would be substantially reduced. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

Our structure involves complex provisions of U.S. federal and state income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of holders of our common shares, including the Class A Common Shares representing limited liability interests, depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal and state income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, and state governments frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships and entities taxed as partnerships. The present U.S. federal income tax treatment of an investment in our shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as a publicly traded partnership taxable as a corporation, we expect that at least 90% of our gross income in each taxable year will need to be “qualifying income” on a continuing basis and we must not be, if we were a corporation, required to register as an investment company under the Investment Company Act. In order to obtain such treatment, we (or our subsidiaries) may decide to forego attractive business or investment opportunities. This may cause us to incur additional tax liabilities and/or adversely affect our ability to operate solely to maximize our cash flow.

Shareholders may be subject to restrictions on deductibility of expenses and other losses.

The ability of the shareholders to utilize any tax losses generated by an investment in MDB may be subject to a number of limitations under the Code, including the basis limitations, the passive activity loss limitations, the “at-risk” limitations, and the excess business loss limitations. See “Certain Material U.S. Federal Tax Considerations” for more information regarding such limitations.

Future legislative or regulatory action could significantly change the tax aspects of an investment in our shares.

The discussion of tax aspects contained in this filing is based on law currently in effect and certain proposed Treasury Regulations. Nonetheless, shareholders should be aware that new administrative, legislative or judicial action could significantly change the tax aspects of an investment in our shares. Any such change may be retroactive with respect to transactions entered into or contemplated before the effective date of such change and could have a material adverse effect on the tax consequences of your investment in MDB.

Risks Relating to Our General Business Operations

Although our partner company model has been successful in the past, there is no assurance that we will continue to be successful in selecting our partner companies or that these partner companies will generate income returns at the same or similar levels as those of our prior partner companies.

There is no assurance that MDB will continue to be as successful as when our broker-dealer business was operating as a single, stand-alone business. As a reorganized holding company, we have a limited operating history. We believe that because of the reorganization of our Company, we are subject to some or all of the risks inherent in the establishment of a new enterprise. Some of the risks may arise from the absence of a significant consolidated operating history, the addition of management responsibilities as a public company, including the production of K-1 tax documents for owners of the Company’s shares, and lack of experience in complying with reporting and other obligations associated with being a publicly-traded company listed on Nasdaq. If our business plan, operating as a holding company, turns out to be unsuccessful, investors may lose some or all of their investment in MDB.

Investors in MDB are cautioned that the past successes of the management as executed via their privately held broker-dealer business are no assurance that the newly re-reorganized company will continue to have the same successes or result in same value creation.

We might require additional capital to support operations and business growth and to fund our partner companies; this capital might not be available when needed.

We have funded MDB operations since inception in 2022 primarily through equity financings and revenue generated by the services provided through Public Ventures. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, particularly in our partner companies, to respond to business opportunities and challenges, including developing new products and services, enhancing our operating infrastructure, expanding our operations, and acquiring complementary businesses and technologies. All of the foregoing may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, or issue preferred equity securities, the holders of these debt or preferred security holders would have rights senior to holders of our equity to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to make distributions on our equity. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, dilutive effect or nature of any future issuances of securities. As a result, our equity holders bear the risk that future issuances of debt or equity securities could reduce the value of our Class A Common Shares and dilute their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business opportunities and challenges.

Our business depends upon our ability to make good decisions regarding the deployment of capital into new or existing partner companies and, ultimately, the performance of our partner companies, both of which are uncertain.

If we make poor decisions regarding the deployment of capital into new or existing partner companies, our business model will not succeed. Our success as a holding company ultimately depends on our ability to choose the right partner companies, develop these companies, such that these partner companies are operationally successful. If one or more of our partner companies does not succeed, the value of our assets could be significantly reduced resulting in substantial impairments or write-offs, which could cause the results of our operations and the price of our Class A Common Shares to decline.

The risks relating to our partner companies include:

● most of our partner companies have a history of operating losses and a limited operating history;

● the new technologies that our partner companies attempt to develop and launch commercially may never be developed or may never adequately developed to be commercial or even if commercially developed, may not be accepted in the marketplace;

● the new technologies that our partner companies develop may not be accepted quickly enough or broadly enough resulting in additional need funding to sustain the partner company or the decision to abandon the business at a loss;

● intensifying competition affecting the products and services that our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

● technologies of our partner companies that are subject to regulatory examination, testing and approval, may not be approved by any required regulatory authorities;

● inability to adapt to the rapidly changing marketplaces;

● inability to manage growth;

● the need for additional capital to fund partner company operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

● inability to protect partner company intellectual property rights and/or the costs and limitations that partner companies infringe on the intellectual property rights of others;

● inability to put into place, monitor and maintain appropriate compliance programs related to employees, safety or other regulatory requirements which could result in legal liability, bad press and significant additional costs to investigate, address and remediate such issues;

● certain of our partner companies could face legal liabilities from claims made against them based upon their operations, products or work;

● the impact of economic downturns on their operations, results and growth prospects;

● inability to attract and retain qualified personnel; and

● government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.

Our business model does not rely upon the receipt of operating cash flows from our partner companies.

Our public venture business model does not rely upon the receipt of operating cash flows from our partner companies. We anticipate that our partner companies, while we own them and they are developing their businesses, will not generate revenues or positive cash flow. To the extent that our partner companies generate any cash from operations, they will retain the funds to develop their own businesses. Our overall day to day operations will rely on cash on hand, dividends from the operation of Public Ventures and PatentVest, and our ability to generate capital from capital raising activities to finance our overall operations and fund the partner companies. If we need capital to fund current and new partner companies, we will seek to raise additional capital. If we are unable to find ways of monetizing our holdings or to raise additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy, and limit our ability to provide financial support to our existing partner companies. We may also finance our partner companies through their securities offerings or selling, licensing, or joint venturing their businesses. There is no assurance that we will be able to raise any such funding or funding in sufficient amounts to support the early stages of development of our partner companies.

Our success depends, in part, on the successful development of our partner companies.

At this time, we cannot identify the various specific risks that our partner companies will face other than the challenges typically faced by early-stage companies, as well as risks related to general regulatory issues, general technology and product development issues, meeting capital requirements, and market approach and penetration issues that all such early stage and development companies will face in their evolution. To the extent that any of our partner companies fail during the development phase or experience delay until they reach a point where they are able to successfully market their technologies or products in a financially sustainable way, our investment in those partner companies and your investment in MDB will be impaired, and you may sustain a loss in your investment and return on investment.

To be successful, we will need to grow the current businesses and grow the overall size of MDB and, more particularly, the number and businesses of partner companies. Our success will depend on finding and nurturing early-stage companies and transforming them into successful companies through our managerial and funding resources, including sources of external funding. Expanding the number of partner companies will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees at the MDB (parent) level and at the partner company level. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities at our partner companies. Our future financial and business performance and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

Our partner companies will be early-stage development companies, which will make it difficult to judge and evaluate their businesses and their future success.

The partner companies are and will continue to be early-stage companies, none of which, it is anticipated, initially will have any finalized products or well-defined development, intellectual property, marketing or distribution plans. Because of these factors and the absence of an operating history, it will be difficult for potential investors to fully evaluate the planned technologies and prospective operations and future potential of our partner companies. As early-stage companies, they will be subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays associated with new businesses. Investors should evaluate an investment in us in light of all of the risks inherent and uncertainties encountered by early-stage companies operating in competitive environments. There can be no assurance that our efforts to finance and nurture our partner companies will be successful or that any of our partner companies will ultimately develop their products to a point where the companies reach profitability.

MDB and our partner companies have recognized the need for and have committed to developing a robust infrastructure to ensure the accurate and timely reporting of financial results. Previously, we identified areas within our internal systems of control that were not sufficiently robust, which could potentially lead to delays, errors, and the need for restatement of financial reports. In response, we have taken decisive actions to address and rectify these material weaknesses.

MDB transitioned from a private company to a public entity in September 2023, MDB operated with a lean accounting team and limited resources while navigating challenges associated with limited accounting personnel and resources critical for robust internal control over financial reporting. Upon a thorough evaluation of our internal controls over financial reporting across partner companies, subsidiaries, and the holding company itself, we identified and addressed three material weaknesses.

Initially, we encountered gaps in maintaining adequately designed entity-level controls across the five components of internal control, as outlined by the Committee of Sponsoring Organizations (COSO) 2013 Framework, essential for preventing or detecting material misstatements in our consolidated financial statements. Furthermore, our general information technology controls concerning logical access, user terminations, authentication, and user access management required significant enhancement to support the integrity of the Company’s business processes effectively. These areas of concern also contributed to segregation of duties conflicts within certain business processes.

To address these challenges, MDB embarked on a comprehensive overhaul of its internal controls framework. We have since established and implemented appropriately designed entity-level controls, aligning with each component of the COSO 2013 Framework, thus fortifying our capacity to prevent or detect material misstatements accurately. Moreover, we have redefined our general information technology controls, ensuring they are now adequately designed, implemented, and operational, thereby safeguarding logical access, managing user terminations, and streamlining authentication and user access processes across all business functions.

Additionally, MDB has developed and instituted formal accounting policies, procedures, and controls across virtually all business and financial reporting processes. This advancement ensures timely, complete, and accurate financial accounting, reporting, and disclosures. These corrective measures have effectively remedied the previously identified material weaknesses, significantly reducing the possibility of material misstatements in our annual or interim consolidated financial statements not being identified or rectified promptly.

One of our subsidiaries, Public Ventures, is subject to Securities and Exchange Commission and FINRA regulation, DTC participant requirements, and settlement bank agreements, and, if not compliant with those regulations, may be subject to fines, limitations on activity and financial impairment.

One of our subsidiaries is a broker-dealer, subject to a wide range of regulations under the oversight of the Securities and Exchange Commission, FINRA and state securities regulators, and other financially-oriented governmental authorities. To conduct its clearing operations, it is subject to DTC participant requirements and the terms of its settlement bank agreements. Public Ventures is currently subject to regulations related to its status as a broker-dealer and, when we finalize our securities clearing operations, the Company will also be subject to all the regulatory requirements of the Securities and Exchange Commission applicable to our securities clearing operations. As is common in the securities industry, we are subject to regular reviews of and investigations into our operations, some of which progress to regulatory actions that may result in fines, censures, and limitations on activity. Currently, we are the subject of a review of past broker-dealer activities, which may be either resolved or escalated. We do not know at this time whether this review will be escalated to regulatory action, and if it is, what the regulatory assertions would be and what the resolution of such assertions might be. Any adverse result may impair the value of the overall company and a loss of investment value in MDB.

Our partner companies are likely to be operating in businesses that are subject to extensive regulation, which if not compliant with those regulations may be subject to fines, limitations on activity and financial impairment.

Our partner companies will likely be subject to a large range of regulations, especially if they are engaged in development of medical or pharmaceutical therapies, medical devices and technologies subject to export and import controls. The failure to adhere to any applicable laws or regulations relating to their business conduct may result in investigations, fines, limitations on activities and recalls. The partner company subject to these kinds of sanctions, and possibly MDB, also could suffer from development, marketing, financial and reputational damage. There may be consequential impairment of the value of the overall company and a loss of investment value in the Company.

We plan to operate as a company not regulated under the Investment Company Act of 1940. We may have to buy, sell or retain assets when we would otherwise not wish to do so in order to avoid registration under the Investment Company Act.

We believe our operations are not subject to the Investment Company Act of 1940 (the “Investment Company Act”). We do not hold ourselves out as conducting the business of investing, reinvesting or trading in securities. Rather, we found, own and operate our partner companies to help them develop their businesses. We will have control of our partner companies through a majority ownership position, by being actively engaged on the board of directors and by being involved in the certain management decision processes of the partner companies. We are actively engaged in the development of these companies including creation of the business strategy and path to value creation.

The Investment Company Act regulates companies that are engaged in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned partner companies are generally considered “investment securities” for the purpose of the Investment Company Act, unless other circumstances exist, such as the holding company management being actively involved in the management of the underlying company. Additionally, there may be other exemptions that we might be eligible to use to avoid regulation under the Investment Company Act. As a company that builds value by cofounding early-stage technology and life sciences companies, we believe we are not engaged in the business of investing, reinvesting or trading in securities. Consequently, we do not believe that we are not now and will not be an investment company under the Investment Company Act.

We will monitor our compliance with the 40% Test and conduct our business activities to comply with this test and other exemptions such that we are exempt from the Investment Company Act. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our partner companies in their efforts to build value. We may need to take various actions, however, that we would otherwise not pursue in order to remain in compliance with the 40% Test. For example, we may need to retain a majority interest in a partner company that we no longer consider strategic, we may not be able to acquire an interest in a company unless we are able to obtain a majority ownership interest in the company, or we may be limited in the manner or timing in which we sell or distribute our interests in a partner company. Our ownership levels also may be affected if our partner companies are acquired by third parties or if our partner companies issue stock which dilutes our majority ownership. The actions may require us to take actions to avoid application of the Investment Company Act of 1940 so as to maintain compliance with the 40% Test that could adversely affect our ability to create and realize value at our partner companies.

Our ability to retain our senior professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may adversely affect our reputation, business, results of operations and financial condition.

Our people are one of our most valuable resources. Our ability to source attractive technologies and companies to deploy our capital depends upon the reputation, judgment, and execution skills of our senior professionals, particularly our directors and senior management. Despite our efforts to retain valuable employees, members of our management team may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results, or financial condition. Currently, we do not maintain key man insurance policies with respect to any of our executive officers or employees.

We plan on out-sourcing aspects of our business operations in Nicaragua.

We have engaged an affiliated company, MDB Capital S.A., located in Nicaragua to provide specific services from time to time, on an as out-source, as requested basis. Currently, we believe that the Company, PatentVest and our partner companies will use the service company for various activities. We believe that having services performed on a contract basis in Nicaragua will provide cost benefits for our operations in the United States that will enhance our business operational competitiveness. In order to function effectively and efficiently when engaging companies in Nicaragua, we believe that we will have to help train the persons responsible for our service requests so as to have available when needed knowledgeable staffing for our projects. There can be no assurance that our out-sourcing these contract services in Nicaragua will be at competitive and at cost saving rates or that we will be able to find the services there that are able to carry out the required functions.

Whether or not we will be able to continue to use out-sourcing companies located in Nicaragua will depend on the extent that the United States imposes restrictions on US persons and entities engaging in commerce with companies that employ Nicaraguan persons or are located in Nicaragua. Currently there are Executive Orders in place that restrict immigration of designated groups of individuals into the United States and restrictive sanctions on certain trade-related activities between United States and Nicaragua. In conjunction with the Executive Orders, other departments of the United States government have imposed complimentary sanctions on activities under their jurisdictions to expand the effect of the Executive Orders. The effect and extent of the sanctions, including Executive Order 13851, dated October 24, 2022, is not yet known, but could potentially prohibit both imports from and exports to Nicaragua. Whether these sanctions will be interpreted to include a prohibition on our current and proposed service arrangements to be provided by companies and persons in Nicaragua is yet unknown. But if the sanctions extend to our out-source service arrangements with Nicaraguan persons and entities, we will face disruption obtaining certain services, and we will have to find replacement service providers or personnel. We may have difficulty in finding qualified, competent replacements for those functions fulfilled by our Nicaraguan contract party. If we have to find those kinds of replacements, we also would expect our costs to increase, thereby losing the advantage of our Nicaraguan resources.

There may be securities market risks resulting from owning the equity securities of our partner companies.

Although we are not engaged in the business of investing, reinvesting, or trading in securities, we will own a controlling position in our partner companies pursuant to our business model. We generally will be active in the management and development of our partner companies, as well as actively monitoring their operations to keep abreast of their business development. In time, we anticipate that we will monetize the value we hold in our partner companies. Our monetization process will contemplate the typical forms of merger and acquisition transactions, such as licensing, private and public offerings, asset or company sales and registered common stock distributions. To the extent that any of our partner companies become publicly traded, their value will become subject to market fluctuations. Any fluctuation in the value of our partner companies’ securities, for whatever reason, may affect the value of MDB as a holding company resulting in a partial or total loss of your investment.

We could experience competition from other potential acquirers when we seek to establish partner companies, which may result in not being able to acquire them or having to pay at a higher valuation, thus increasing our risk of loss and reducing potential future gains.

We believe that we will face competition from other capital providers and acquisition oriented entities as we seek to acquire and develop our partner companies. Some of our competitors have more experience identifying and acquiring companies in various industries and have greater financial and management resources, brand name recognition or industry contacts than we possess. We compete with those firms on a number of factors, including our history and reputation, our ability to partner, encourage and support development of each company, the abilities and experience of our professionals in working with development-stage companies, and our ability to source and perform due diligence on new technologies and companies. In addition, even though we seek to acquire technologies at their very early stages of development, we may still pay higher prices in our acquisitions and partner company creation because of competition from other potential acquirers and higher valuations. This could increase the risk of loss and result in lower gains to the holding company.

We may be limited in our ability to attract and continue to employ personnel engaged by our partner companies.

In order to recruit and retain existing and future personnel for our partner companies, we may need to increase the level of compensation that we pay and have to use equity grants as incentives. As our partner companies are subsidiaries, we may not be able to use the value of the partner company for equity grants and similar compensation arrangements. We may have to deploy other incentives, such as higher salaries, better benefits or equity in MDB. Any of these may adversely affect the value of MDB or increase our consolidated expenses.

We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. The effects of becoming public, including potential changes in our compensation structure, could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

There is significant competition for the time and capital of our community members and they have no obligation to continue to own MDB member interests, or participate in the development of the partner companies as envisioned by our business model.

We will rely on our community of sophisticated investors that have experience with our public venture approach for partner company formation, development and funding. There is competition for their time and capital. There is no obligation for an investor that is part of our community to continue to participate in our public venture approach or even to hold securities of MDB. As is common, investors will circulate in and out of our community as their interests change over time. The loss of a prominent or an active community participant may diminish the effectiveness of our community and may lead others to change their participation level within the community.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread. As a result, there have been disruptions in business operations around the world. To date, we have not been impacted significantly by the COVID-19 pandemic as our work can be conducted remotely due to being largely office and service-based rather than manufacturing or requiring face to face client service.

While the Company will continue to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to (and proliferation of) new strains, and related actions taken by federal, state, local and international government officials, to prevent and manage the spread of COVID-19. All of these efforts are uncertain, out of our control, and cannot be predicted at this time.

Impact of Ukrainian and Israeli Conflict

Currently, we believe that the conflicts involving the Ukraine and Israel do not have any direct impact on our operations, financial condition or financial reporting. We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations in North America as a result of international sanctions and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine, Russia or Israel, supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. We do not believe we will be targeted for cyber-attacks in connection with the conflicts, but as a financial institution, we are aware that we may be a general target for cyber-attacks. We have no operations in the countries directly involved in the conflicts or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

The collection, processing, use, storage, sharing and transmission of personal information and other sensitive data are subject to stringent and changing state, federal and international laws, regulations and standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our clients.

In the course of our operations and the processing of transactions, we collect, process, store, disclose, use, share and/or transmit personal information and other sensitive data from current, past and prospective clients as well as our employees in and across multiple jurisdictions. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. There are federal, state and foreign laws and regulations regarding privacy, data security and the collection, processing, use, storage, protection, sharing and/or transmission of personal information and sensitive data. For example, the Gramm-Leach-Bliley Act (“GLBA”) (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the California Consumer Privacy Act (“CCPA”) grants additional consumer rights with respect to data privacy in California. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of certain sharing of their personal information. The CCPA is subject to further amendments pending certain proposed regulations that are being reviewed and revised by the California Attorney General. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. We cannot predict the impact of the CCPA on our business, operations or financial condition, but it could result in liabilities and/or require us to modify certain processes or procedures, which could result in additional costs.

Additionally, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and it will be effective in most material respects starting on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding clients’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

We expect more states to enact legislation similar to the CCPA and the CPRA, which provide clients with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such clients. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Virginia and Colorado, both with laws to take effect in 2023. It is anticipated that all such laws will add additional complexity, have variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Additionally, our broker-dealer, Public Ventures is subject to SEC Regulation S-P, which requires that businesses maintain policies and procedures addressing the protection of client information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of client records and information and against unauthorized access to or use of client records or information. Regulation S-P also requires businesses to provide initial and annual privacy notices to clients describing information sharing policies and informing clients of their rights.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of being subjected to fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing investigations or being subjected to legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our clients or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected clients or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party service providers with which we share client data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition and results of operations.

Cyberattacks and other security breaches or disruptions suffered by us or third parties upon which we rely could have a materially adverse effect on our business, harm our reputation and expose us to public scrutiny or liability.

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our clients and prospective clients, including data provided by and related to clients and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share client information. Although we devote resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to actual or threatened external or internal security breaches, acts of vandalism, theft, fraud or misconduct on the part of employees, other internal sources or third parties, computer viruses, phishing attacks, internet interruptions, disruptions or losses, misplaced or lost data, ransomware, unauthorized encryption, denial-of-service attacks, social engineering, unauthorized access, spam or other attacks, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, programming or human errors or malfeasance and other similar malicious or inadvertent disruptions or events. We and our third-party service providers from time to time have experienced and may in the future continue to experience such instances. In some cases, the bad actors facilitated unauthorized financial transactions. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in legal claims or proceedings, result in significant legal and financial exposure, supervisory liability under U.S. federal or state, or non-U.S. laws regarding the privacy and protection of information, including personal information, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.

Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We and our third-party service providers may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used to sabotage or to obtain unauthorized access to our or our third-party service providers’ technology, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of our clients and to prevent or detect service interruption, system failure or data loss. Further, as a significant number of people work from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our clients and third-party service providers. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our clients or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. In addition, there recently have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by clients, which could also intensify regulatory focus, cause clients to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

Most jurisdictions (including all 50 states) have enacted laws requiring companies to notify individuals, regulatory authorities and/or others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our clients, partners and service providers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personal information of our clients may pose similar risks.

A security breach may also cause us to breach client contracts. Our agreements with certain partners and service providers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our clients or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our clients could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our client agreements may not limit our remediation costs or liability with respect to data breaches.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our technology, systems, networks or physical facilities, or those of our third-party service providers, could result in litigation with our clients or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or technology capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of personal information was disrupted, we could incur significant liability, or our technology, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

We may not have adequate insurance coverage with respect to liabilities that result from any cyberattacks or other security breaches or disruptions suffered by us or third parties upon which we rely. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

While we take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of our products and services or subject us to scrutiny or penalties.

Risks Pertaining to Partner Companies in General

Based on our business model, some or all of our partner companies likely will need to raise capital from time to time to fund their operations. We may not be able to fund some or all of these amounts, and the amounts may not be available from third parties on acceptable terms, or at all.

We cannot be certain that our partner companies will be able to obtain initial and additional financing on acceptable terms, or at all, when needed. Because our resources and our ability to raise capital are limited and if we do not have funds in reserve for additional capital infusions, we may not be able to provide our partner companies with sufficient capital resources at times when needed to enable them to reach a cash flow positive position. We also may fail to accurately project the capital needs of our partner companies for purposes of our cash flow planning. If our partner companies need to, but are not able to, raise capital from us or other outside sources, then they may need to cease or scale back operations. If our partner companies raise capital from outside sources, the terms of such financings may significantly reduce or eliminate the value of such partner companies. In all such events, our ownership interest in any such partner company could lose some or all of its value.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of the founders of our partner companies could adversely impact their business prospects and the value of our ownership of the partner company.

Our ability to properly develop our partner companies and be successful in our business model depends in large part upon our ability to attract and retain at the partner company level and at the MDB level highly qualified managerial, scientific, and technical personnel. We will need to hire additional personnel as we further develop and grow our partner companies. Competition for skilled personnel usually is intense. We may not be able to hire and retain highly qualified personnel on acceptable terms. If we are unable to attract and retain high-quality personnel, especially for our partner companies, the rate and success at which they can develop and commercialize products or succeed at all could be limited.

Some intellectual property of our partner companies will be funded through government programs, thus being subject to federal regulation such as “march-in” rights, certain reporting requirements and a preference for U.S. industry. Compliance with these regulations may limit exclusive rights, subject the companies to expenditure of resources with respect to reporting requirements, and limit the ability to contract with foreign manufacturers.

When research is funded in part by the U.S. government, the resulting intellectual property is subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent or other intellectual property to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the intellectual property owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs is also subject to certain reporting requirements, compliance with which may require our partner companies or licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit the ability to contract with foreign product manufacturers for products covered by the intellectual property. Moreover, collaboration with academic institutions to accelerate research or development may be limited or create the march in right. Further, the partner companies may choose to license intellectual property in the future that may be subject to government rights pursuant to the Bayh-Dole Act. If, in the future, a partner company co-owns or licenses in technology that is critical to its business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, its ability to enforce or otherwise exploit patents covering the technology may be adversely affected.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

Our partner companies, during their development, will assert various forms of intellectual property protection. Intellectual property is likely to constitute an important part of our partner companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret laws, generally protects intellectual property rights. State law also addresses property rights. Although we expect that our partner companies will take reasonable efforts to protect the rights to their intellectual property, the complexity of United States, individual state and international trade secret, copyright, trademark and patent law, coupled with the limited resources of these partner companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate to prevent misappropriation of our partner companies’ technology, third parties may develop similar technology independently, or they will otherwise be unable to adequately protected their trade secrets.

Some of our partner companies also license intellectual property from third parties, and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed intellectual property; however, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel from other business concerns. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase.

Where our partner companies enter into intellectual property license agreements, if they fail to adhere to their obligations thereunder, they may lose the ability to continue the license. Such a loss may be materially adverse to the business and future of a partner company.

Third parties have and may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property claims. Even though we believe our partner companies’ products do not infringe any third-party’s patents, they may have to pay substantial legal fees to defend against such claims as well as damages, possibly including treble damages, if it is ultimately determined that such claims have merit. They may have to obtain a license to sell their products if it is determined that their products infringe another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our partner companies are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.

Our partner companies have limited foreign intellectual property rights and may not be able to protect their intellectual property rights throughout the world.

Currently, our partner companies have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do federal and state laws in the United States. Consequently, our partner companies may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If our partner companies or any of their licensors are forced to grant a license to third parties with respect to any patents relevant to their business, their competitive position may be impaired, and their business, financial condition, results of operations and prospects may be adversely affected. Also, competitors may use the technologies in jurisdictions where our partner companies have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where there is patent protection but where enforcement is not as strong as that in the United States. These products may compete with the products of our partner companies in jurisdictions where they do not have any issued patents and patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for our partner companies to stop the infringement of patents or marketing of competing products by third parties in violation of proprietary rights generally. Proceedings to enforce patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert management efforts and attention from other aspects of business operations, could put the patents at risk of being invalidated or interpreted narrowly and patent applications at risk of not issuing and could provoke third parties to assert claims against our partner companies. The intellectual property holder may not prevail in any lawsuits that are initiated and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, efforts by our partner companies to enforce their intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that they develop or license.

Our partner companies may incur substantial costs as a result of litigation or other proceedings relating to intellectual property, including patents, and they may be unable to protect their rights to their products and technology.

If our partner companies or their licensors choose to go to court to stop a third party from using the inventions claimed in their owned or in-licensed patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if our partner companies were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that our partner companies do not have the right to stop others from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third party’s activities do not infringe our owned or in-licensed patents.

Patent terms may be inadequate to protect a competitive position for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering a product are obtained, once the patent life has expired, our partner companies may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting new products might expire before or shortly after such products are commercialized. As a result, a patent portfolio may not provide sufficient rights to exclude others from commercializing products similar or identical to those of the partner companies.

Our efforts to maintain and protect our intellectual property rights through means in addition to registration may not be sufficient to protect our business.

The patents that our partner companies and we have are important assets. Our partner companies and we also rely on our unpatented proprietary technology, trade secrets, processes and know-how. Generally, protection of intellectual property rights will be through filed patents, registered trademarks and registered copyrights. Other proprietary information will be protected through a combination of trade secret laws and confidentiality, non-disclosure and assignment of invention agreements with employees, contractors, collaborators, vendors, consultants, advisors and third parties. Despite these measures, intellectual property rights could be challenged, invalidated, circumvented or misappropriated. To pursue enforcement of these kinds of agreements could involve significant expense, potentially hinder or limit use of intellectual property rights, or potentially result in the inability to use the intellectual property rights in question. If an alternative cost-effective solution were not available, there may be an adverse effect on our financial position and performance.

Enforcing intellectual property rights against one or more third parties can be expensive and time-consuming, and an adverse result in any proceeding could put the intellectual property rights at risk of being invalidated or narrowed in scope of coverage. Patent and trademark challenges would increase the cost of development, engineering and marketing our products. There may not be adequate resources available to enforce any of the intellectual property rights. In addition, the ability to enforce intellectual property rights depends on the ability to detect infringement, and the ability to obtain evidence of infringement. Where enforcement is sought, a claim may not prevail or the damages, if any, may not be commercially meaningful.

If trademarks and trade names are not adequately protected, then our partner companies may not be able to build name recognition in the markets of interest and their business may be adversely affected.

A trademark or trade name may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Our partner companies may not be able to protect their rights to their trademarks and trade names or may be forced to stop using their names. At times, competitors may adopt trade names or trademarks similar to those of our partner companies, thereby impeding their ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trade names or trademarks that incorporate variations of our unregistered trade names or trademarks. If the partner companies are unable to establish name recognition based on our trademarks and trade names, they may not be able to compete effectively and our business may be adversely affected.

Collaborations of various sorts, by our partner companies, such as with respect to research, testing, clinical trials, manufacturing and distribution, will be important to their respective businesses. Their inability to enter into collaboration arrangements as needed, or if such collaborations are not successful, may adversely impact their respective businesses.

Our partner companies will likely seek to collaborate with third parties to engage in product research, clinical trials, marketing, manufacturing, and distribution as part of its strategy. If our partner companies fail to enter into or maintain collaboration arrangements, as needed and on reasonable terms, their ability to develop their business could be delayed, or the costs of development and commercialization increased beyond what would be reasonable and ultimately hindered to the point of business cessation. Furthermore, our partner companies may need to obtain the use of intellectual property rights held by third parties in order to develop their products. As a result, the growth of a particular business or product may depend in part on the ability to acquire or in-license these intellectual property rights.

Future collaboration arrangements between partner companies and third parties may pose a number of risks, including, but not limited to, the following:

(i) collaborators have significant discretion in determining the efforts and resources that they will apply;

(ii) collaborators may not perform their obligations as expected;

(iii) collaborators may elect not to continue or renew development or commercialization programs or license arrangements;

(iv) collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with products of our partner companies or products the collaborators have may be viewed as competitive with product of our partner companies causing them to cease to devote resources to the commercialization of our partner company products;

(v) collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

(vi) collaborators may not commit sufficient resources to the marketing and distribution of our partner company product or products;

(vii) disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of products, might lead to additional responsibilities for our partner companies, or might result in litigation or arbitration, any of which would be time- consuming and expensive;

(viii) collaborations may be terminated by the collaborator, and, if terminated, our partner companies may require more capital to pursue further development or commercialization of the applicable product; and

(ix) collaborations may not be negotiated on a timely basis or acceptable terms, if at all, or they may require substantial additional capital so as to be able to pursue and fund a collaboration.

If collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of the collaborators terminates its agreement, our partner companies may not receive any future research funding or milestone or royalty payments under such collaboration. If a collaborator terminates its agreement, the partner company may find it more difficult to attract new collaborators, and the perception of the product or the business and financial condition of our partner company could be adversely affected.

Risks Related to Invizyne

Invizyne has a limited operating history on which to evaluate its ability to achieve its operating objectives.

Invizyne was founded in 2019, has a limited operating history, and only has incurred losses to date. Therefore, there can be no assurance that the efforts of Invizyne will produce a commercial product, market acceptance or revenues that will sustain its business. With a limited operating history and no commercialized products at this time, it will be difficult for investors to make predictions about its future success or viability and any predictions may not be as accurate as they could be if it had a longer operating history or a company history of successfully developing, commercializing and generating revenue from products for a mass market.

Invizyne may not be successful in its efforts to use its proprietary synthetic biological platform to build a pipeline of products.

A key element of Invizyne’s strategy is to use its experienced management, engineering and scientific teams to build a pipeline of products using its synthetic biological platform and further develop those pipeline products into commercially viable products faster and cheaper than possible using traditional materials and methods. Although its R&D (research and development) efforts to date have resulted in what it believes to be potential pipeline products, it may not be successful in further developing such products to commercial viability or be able to continue to identify and develop these and other pipeline products. Even if it is successful in continuing to build its product pipeline, not all potential pipeline products it identifies will be suitable for development and use in commercial products. Although management believes that Invizyne’s “cell-free” approach will demonstrate commercial success and deliver on the promise of synthetic biology, if Invizyne is unsuccessful in these efforts, the value of the company will be significantly impaired or fully lost, and our holding company investors may suffer loss in relation to the investment in the Company. Further, in such an event, Invizyne may have to curtail or cease its business.

The market, including clients and potential investors, may be skeptical of the viability and benefits of Invizyne’s pipeline products because they are relatively novel and are based on complex technology.

The viability and benefits of our products, which include pharmaceutical cannabinoids, isobutanol (a 2G biofuel), and other natural, novel and/or rare molecules, may be difficult to assess because they are based on a relatively novel and complex technology. Invizyne’s technology consists of pioneering multi-stage enzymatic bioconversion systems that we have named SimplePath™. SimplePath™ systems and the resultant products are in various stages of the research and development phase, the pilot production phase and/or in pre-clinical assessment as a therapeutic or product for other uses. It is often an issue that what is possible in the small quantities used at the research level cannot be replicated as production quantities are increased for testing and commercialization. Each product will be required to be progressively scaled up from early research production quantities to show the feasibility of production in larger quantities, whether for clinical evaluation, testing, and ultimately commercial manufacturing amounts before being made available to clients. As Invizyne continues to develop and optimize SimplePath™ systems to make its products in the quantities needed for research, clinical or testing evaluation and manufacturing, there can be no assurance that such products will be understood, approved, or accepted by clients, regulators and potential investors, that the relevant SimplePath™ systems can be commercially manufactured, or that it will be able to sell products at competitive prices and with features sufficient to establish demand and generate revenues or any level of profit. Another consideration is if a product is a candidate as an active pharmaceutical ingredient, then it will require FDA or any other applicable regulatory approvals, including manufacturing approvals, which may not be obtainable. If it is unable to convince potential clients of the utility and value of its products, it will not be successful in entering the markets that it has identified, and its business and results of operations will be adversely affected.

The synthetic biology market is a rapidly growing and changing market, and if Invizyne is unable to keep up to date with developments, its business may be adversely affected.

Invizyne is operating in a rapidly growing and changing business space within the synthetic biology market. Therefore, the market is becoming more developed and highly competitive. Invizyne will have to continually assess the market and what kinds of products will be in demand. If it fails to anticipate market demands or is not able to meet a market demand in a timely fashion, its research and development efforts will not pay off as expected or at all. The intellectual property aspects of this market are evolving, and patents filed several years ago by potential competitors are currently being granted, which may force Invizyne to license technologies it needs for its processes or to develop a workaround to the valid claims of others. Invizyne may not be able to obtain any necessary licenses or develop processes that do not infringe on others; in which case its business will be impaired and it will be prevented from executing its business plan. The cell-free synthetic biology market in which Invizyne seeks to compete, is relatively new, and therefore the extent to which it may encounter intellectual property of others that limits or restricts its processes is unpredictable.

Invizyne may face unique regulatory hurdles because its bio-synthesized compounds are novel.

Because bio-synthesized compounds are still considered novel, regulators and the public, may perceive them differently from naturally occurring molecules, notwithstanding the fact that molecules are the same whether synthetically created or naturally occurring. Therefore, Invizyne may have to provide additional validation related to the science of its compounds in order to obtain regulatory and market approval to gain product adoption. Providing additional validation will cause delays in development and commercialization, which will result in additional funding requirements than may not have been anticipated. Invizyne may never achieve the required approvals in which case its business model will be impaired. Invizyne may not be able to achieve commercial success.

Because its compounds are novel, Invizyne will have to perform tests for safety, use, and claim validation.

We anticipate, because its compounds are unique, that Invizyne will face all the hurdles of a new technology in a marketplace. Depending on the use of the compounds, Invizyne may have to comply with the extensive array of medical and other areas of regulation depending on the use of the particular compound. In addition, it anticipates having to conduct many forms of tests to convince regulators, commercialization partners and potential users of the safety, uses, and claim validation to be able to commercialize and gain market acceptance for its compounds. If it is unable to successfully justify the efficacy, safety and potential of its compounds, or do so in a timely manner, it will not be able to successfully develop its business and may have to curtail or cease its business. Holders of our shares of Common Stock may lose value in their holdings.

Invizyne is highly dependent on its ability to retain its current scientific and other staff to hire additional employees with specialized backgrounds as needed.

In this early stage of its development, Invizyne is highly dependent on retaining and motivating its current scientific professionals, other staff and management. We believe that our future success depends on retaining such persons, particularly those with key knowledge about the Invizyne technology, potential products and business objectives within the biochemistry industry. Success also depends on being able to expand its employee base as required. We believe there are relatively few persons with specific knowledge of cell-free synthetic biology. Persons with the talents that Invizyne seeks to hire tend to be in high demand and it may not be able to hire such persons as and when needed. The inability to hire and retain necessary employees may have an adverse impact on its business implementation.

Laboratory conditions differ from commercial conditions, which could affect the effectiveness of Invizyne’s potential products. Failures to effectively move from laboratory to commercial scale would harm its business.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in commercial settings. Invizyne has observed multiple results that encourage the development of its technology platform. Invizyne, however, are not certain that these laboratory results will be able to be replicated at a commercial scale. As it advances its technology, Invizyne plans to make products at higher scales until it reaches commercially viable scales. If these results obtained at the current levels are not replicated at commercial scales the attractiveness of the technology will be adversely affected and its business may fail to be successful.

The Invizyne systems rely on the need for purified enzymes and co-factors for the conversions of input feedstock into final products. Invizyne will need to find competitively priced sources of these inputs for its processes to be cost competitive and/or develop methods to use these resources efficiently.

Invizyne has observed continuous conversion of input feedstock into product for a time period of at least seven days. It believes that it can further optimize its technological systems to continue running for longer times thus optimizing the use of the enzymes and co-factors. If Invizyne fails to find competitively priced sources of these inputs and/or if Invizyne fails to show long periods of continued reactions at larger scales our system might not prove to be competitive.

The success of Invizyne depends, in part, on the successful development of its science technologies and its products.

To be successful, Invizyne will need to continue to develop its science technologies and the products that it can offer to commercialization entities. If Invizyne does not anticipate correctly and respond with products that are commercially acceptable, it will not be successful. In that event, the value of our business and overall company value would be diminished.

Invizyne is subject to risks relating to portfolio concentration.

Currently, the Invizyne business is highly dependent on a small number of products, which are based on its principal technology. If these products cannot be fully commercialized or are not accepted in the market, Invizyne will have expended significant financial, development and corporate assets that will not necessarily be recovered.

Invizyne does not have any sales, marketing, manufacturing and distribution capabilities or arrangements, and will need to create these as it moves towards commercialization of our products.

Invizyne does not yet have a full sales, marketing, manufacturing or distribution capacity. To date sales and marketing have been conducted by senior management staff, and been a part of their other management obligations. To be able to commercialize our potential products, Invizyne will need to develop all of the foregoing elements of commercialization. Invizyne does not have any corporate experience in establishing these capabilities, and therefore, it may be unsuccessful in achieving commercialization and earning revenues. Setting up the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. Invizyne plans on seeking development and marketing partners and license the technology to others or develop contract manufacturing partners in order to avoid it having to provide the full range of marketing, manufacturing and distribution capabilities within the Invizyne organization. There can be no assurance that Invizyne will find any development and marketing partners or companies that are interested in licensing our technology. If management is unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, Invizyne will not be able to generate product revenue, and may not become profitable.

Invizyne expects to experience competition from other companies and research institutions.

Invizyne believes that it will face competition from many companies and research institutions that are currently working in, and will enter, the industry to work on all the many aspects of cell-free synthetic biochemistry. Debut Biotech and Solugen Inc. promote the advantages of cell-free enzymatic systems over cell-based systems, but their processes appear to use simple one to two step pathways. Codexis, Inc. partnered with Tate&Lyle and Merck & Co., Inc. on different, highly specific projects that use multi enzyme pathways, which demonstrate that enzymatic Islatravir synthesis does illustrate the potential for complex or longer enzyme cascades but their principal mission diverges from the enzymatic manufacturing of more general chemicals. There are many companies that focus on enzyme engineering, such as Codexis, Inc., Allozymes Pte Ltd. (Singapore), Enzymit Ltd. (Israel and US), Zymtronix Catalytic Systems, Inc., Arzeda Corp. and Quantumzyme LLP (India). There are other companies that develop enzyme immobilization technologies. There are many companies operating in the biofuels space, such as Valero Energy Corporation, ADM Corporation and Cargill Company and Gevo, Inc. and Butamax Advanced Biofuels LLC that focus on ethanol technologies.

Invizyne believes that a majority of the companies that present some aspect of competition are well established companies that have more experience identifying and carrying out the scientific development required in the research and development of products that will be competitive to those of Invizyne. Many of these companies have, and others that it anticipates entering the market in the future will have, greater financial and management resources, brand or science name recognition or industry contacts than posses by Invizyne. A number of the companies are multinational companies and many are also publicly listed companies, with large market capitalizations.

Risks Related to PatentVest

If PatentVest does not identify the full range of patent opportunities relevant to clients’ intellectual property portfolio, its reputation will be harmed and it may be liable for service failure.

One of the primary services that PatentVest provides its clients is an analysis of their intellectual property portfolio and how the portfolio may be protected and expanded through additional patent and other IP protection opportunities. We believe that its ability to attract and retain clients depends on its ability to identify actual and potential patent assets for clients. Although there is no guarantee that we will be able to identify all potential patent opportunities, if we miss a patent opportunity or fail to provide the services contracted by clients in a workmanlike manner, then the reputation of PatentVest will be harmed, and it may be liable for damages due to providing its services negligently.

If clients do not agree that the patents opportunities identified in the PatentVest reports are relevant to their businesses, PatentVest will have difficulty retaining and attracting new clients, which could harm its operating results.

The clients of PatentVest use the services to help them analyze their existing and potential intellectual property. If the clients perceive that the analysis and the opportunities are not relevant to their business requirements, then they will not find value in its reports and services. This may harm its reputation and make it difficult to retain a client and attract new clients, with an adverse consequence to operating results.

PatentVest is dependent on relationships with third parties, including public sources, to provide it with data, information and other services; if any of these relationships change, its business could be adversely affected.

The PatentVest reports and services are developed using data, information or services obtained from third-party providers and public sources. The commercial relationships with third-party providers whose capabilities complement those of PatentVest, may also be competitors which might make PatentVest vulnerable to unpredictable price increases and unfavorable licensing terms. If public sources of data that are relied upon were to begin competing with PatentVest directly, or if they were to increase the cost that PatentVest pays to access their data, otherwise prohibit if from collecting and synthesizing the data they provide, or cease existing altogether, PatentVest may not be able to perform its services and operating results could be adversely impacted.

PatentVest might not be able to scale its business as fast as it believes can be done or be able to maintain the quality of its services and reports.

PatentVest has operated, to date, on a small scale, and it has not yet proven its ability to commercialize services on a large scale. PatentVest has plans to serve approximately 30 clients at any one time. In order to do this successfully, it may have to make additional technology and relationship investments that could delay or limit its ability to develop its client base and commercialize its reports and consultative services. The reports may be found to be ineffective, unreliable or otherwise unsatisfactory to potential clients as there may be unforeseen complications in the processes of scaling. These complications could delay or limit the ability of PatentVest to provide client services or reports, could increase the cost of its consultative and report products, prevent it from implementing processes of the appropriate quality and completeness, and thereby cause the business to suffer. Moreover, PatentVest needs to grow sales, marketing and support staff or make appropriate arrangements with strategic partners to market, sell and support its clients and service and report products. If PatentVest is not able to compete effectively with others while scaling commercially on a timely basis, in sufficient quantities or on commercially reasonable terms, it will suffer a loss of business reputation and clients.

We believe patent analysis is a highly competitive business, and if PatentVest fails to develop widespread brand awareness in a cost-effective manner, the business may suffer.

The services and reports offered by PatentVest compete with many other providers of similar services, such as other companies performing intellectual property analytics, law firms, and patent filing firms. The services provided are subject to technological changes and evolving client demands. We believe that in order for PatentVest to achieve market acceptance and to maintain and grow a client base, it is critical to develop and maintain the quality of its services and reports and to increase the awareness of the brand. If we fail to provide what the client requires, and it fails to promote and maintain its brand successfully, it may fail to attract or retain clients to the extent necessary to realize a sufficient return on its brand-building efforts and to sustain the business.

PatentVest is licensed to offer legal services under Arizona law, and it plans to offer legal services as part of its package of intellectual property service offerings. As a result, PatentVest must comply with the ethical and legal provisions, licensing responsibilities and obligations of a law firm under the laws of the State of Arizona.

PatentVest has obtained a license from the State of Arizona to provide legal services, and it will provide legal and related services in order to enhance the overall package of the PatentVest intellectual property related service and report products. Being licensed to provide legal services will likely impact the non-legal aspects of PatentVest’s business as it must comply with the regulatory responsibilities and ethical obligations of operating a law firm as dictated by Arizona law and ethical standards. In respect of those services provided to clients that constitute providing legal advice, PatentVest will have to abide by the many obligations that must be observed by attorneys, including (i) complying with confidentiality obligations towards its legal clients, (ii) discharging attorney-client privilege obligations, (iii) adhering to legal compliance, ethical and regulatory standards of Arizona, (iv) avoiding conflicts of interest, (v) handling of client funds, if any, and (vi) acting in the best interests of the client. There may be instances when the legal rights of a client of the PatentVest law group must take precedence over a business interest of PatentVest and may limit its ability to provide advice or business services to others with respect to intellectual property matters, scope of claims and pursuit of patent claims or require PatentVest to cease providing intellectual property advice and strategy to a particular client altogether. The failure to operate the legal business in compliance with the responsibilities and ethical requirements placed by Arizona on law firms will subject the PatentVest law practice to sanctions by regulators and the bar association and may result in malpractice liability for PatentVest. Additionally, the legal regulatory authorities of Arizona may require PatentVest to cease operation of this aspect of our overall business altogether.

Risks related to Public Ventures

Public Ventures plans on conducting offerings where we will act as a placement agent or an underwriter, and thus we will be subject to underwriter and similar liability.

As part of our business, as it has been conducted over the last 25 or so years, through Public Ventures, we expect to act as an underwriter and sales agent in a number of capacities. We may be a single underwriter or selling agent of a securities offering or a co-underwriter or selling agent participating in a securities offering. There are other types of offering where Public Ventures may be characterized as an underwriter. In each of these instances, it will bear a liability dictated by Section 11(a) of the Securities Act of 1933, as amended (“Securities Act”). Under the Securities Act, an underwriter is liable at law or in equity if any part of the registration statement or offering documentation used in the offering of securities, in which we participate as an “underwriter” as generally interpreted by the securities laws, “contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading….” What constitutes an offering document with respect to underwriter liability applies to any manner of offering materials. This liability also extends to private offerings of securities and their documentation, where Public Ventures may act as a placement agent. In determining materiality, a court will not inquire into limitations on the underwriter’s or placement agent’s ability to conduct its due diligence investigation and assessment of the offeror, but will instead assess whether the statements, taken together and in context, would have misled a reasonable investor about the nature of the investment. Section 11(b) of the Securities Act provides two affirmative defenses to Section 11(a) liability: the expert defense and the non-expert defense, which are collectively known as the due diligence defense. Although we conduct due diligence for all our transactions, there is no assurance that the level of due diligence will uncover any failings in the materials used by investors, or that it will uncover deliberate misstatements. Therefore, for any offering of securities, Public Ventures may become liable as an underwriter or selling agent. Such a liability will have a significant impact on our overall business in terms of monetary cost and also on our reputation.

Public Ventures is in the process of finalizing self-clearing capabilities which will be necessary to operate its business as planned.

Public Ventures has recently begun self-clearing United States equity securities. As part of this process, in addition to the broker-dealer regulation described above, Public Ventures will be subject to regulation directed to self-clearing operations and must demonstrate that its financial, operational and systems capacities are able perform this business while complying with regulations, including those of the SEC, FINRA, Depository Trust Clearing Corporation (“DTCC”), and National Securities Clearing Corporation (“NSCC”). To operate the self-clearing activity, we must meet different capitalization requirements than those of an introducing broker-dealer, maintaining a capital structure with various cash and cash equivalent assets and retaining access to necessary lines of credit that can assure our ability to comply with changing deposit requirements. We expect that these regulations will continue to undergo substantial changes and will require additional capital as settlement operations move to T+1 in 2024, and to T+0 settlement in the future.

As a broker-dealer, Public Ventures will have to expend considerable resources on maintaining adequate compliance practices. The failure to be in regulatory compliance will result in fines, sanctions and the possible curtailment of operations.

Both the broker-dealer operations and the self-clearing operations are subject to extensive regulation. In addition, regulators perceive that engaging in business with “small and micro-cap” companies (those with market capitalizations of $300 million and under) and “penny” stocks (stocks with market prices of less than $1.00) is an especially high-risk activity, and therefore, extensively review and supervise such business activities. Public Ventures focuses on this niche as we believe it offers a significant opportunity for clients of Public Ventures and other persons to gain value on their securities holdings, and we believe that such companies need support access to capital. By focusing on this business, however, Public Ventures we will likely increase the potential for regulatory oversight and the potential for regulatory action against the firm. Certain aspects of the regulatory regime, including the Know Your Client (KYC) and Anti Money Laundering (AML) requirements, are particularly difficult to oversee. The ability to oversee KYC and AML requirements is critical to its ability to expand our client networks and increase the volume of transactions the firm performs as required by its business model. If Public Ventures is not able to fulfill its regulatory obligations, it may be fined, have to change its business at greater cost, or be required to cease its business.

In addition to the direct employees of Public Ventures, other persons in our overall corporate structure may be considered subject to FINRA review and subject to the supervision of the broker-dealer. If persons who are employed by parts of our company engage in securities transactions, but are not employed by the broker-dealer and/or are not licensed persons with FINRA, Public Ventures may be in violation of its FINRA license and subject to fines, limitations on the ability to conduct business. Therefore, the Company will need to create a structure that ensures all of the parts of the Company will strictly adhere to FINRA rules so as to avoid any fines, limitations on the ability to conduct business or actual business closure. The loss or curtailment of the business of Public Ventures would result in a significant loss of business opportunity and revenues to the Company, and would result in a significant impairment to our reputation.

We may be exposed to more cybersecurity threats as we expand our business.

With the expansion in the business to include clearing services, the Company will handle increased amounts of sensitive financial and other information about investors and company clients’ holdings, and transactions that can be targeted by cybercriminals. We will need to have in place an adequate internal security infrastructure to protect clients’ information and assets and minimize potential liabilities for the business. In addition, as cybersecurity threats become more and more sophisticated, we will have to continually expend funds to upgrade and expand our security measures, maintain insurance and overall be vigilant to protect our operations and clients.

The clearing operations of Public Ventures will require contractual arrangements with several key industry entities, which, if not followed, will require it to terminate that portion of its business.

To establish and to operate a clearing business, Public Ventures must enter into contractual arrangements with the Depository Trust Company, National Securities Clearing Corporation and a settlement bank. These are complex sets of arrangements that must be strictly adhered to, otherwise Public Ventures will not be able to use their services. Without these services, Public Ventures will not be able to clear trades for clients. Not only does Public Ventures need these agreements, but as a result of them, it will need to implement systems and interaction platforms with them and other parties in the settlement process. New information technology to be implemented will include a core clearing system, an order management system, and corporate communications system, amongst others. These many activities will happen in parallel and require significant effort to successfully implement them and maintain them thereafter. Failure to complete any of the individual tasks will prevent Public Ventures from launching and conducting its self-clearing business. Part of the implementation risk the firm will face includes the vendor’s capacity to fulfill the service levels promised to Public Ventures. Public Ventures has chosen novel providers with excellent technology but lesser track records. Assuring these suppliers will deliver their promised services is necessary for the successful implementation of the technological platform the business requires to operate. The failure in any of the many aspects described above will delay or prevent our operations from being implemented and performed or possibly require us to terminate our business.

Public Ventures will have to maintain adequate capitalization levels to conduct its broker-dealer and clearing businesses.

To operate the broker-dealer and self-clearing operations, Public Ventures must meet different capitalization requirements in the Company. To do this, it will have to maintain within the capital structure of the Company various cash and cash equivalent assets and retain access to necessary lines of credit that can assure its ability to comply with changing deposit requirements of the SEC and of the Depositary Trust Company, DTC, and the National Securities Clearing Corporation, NSCC. It is expected that these regulations will undergo substantial changes, from time to time, which could require additional capital as settlement operations move to T+1 (one day after the settlement date) and T+0 settlement in the future. Without the required capital at any time, Public Ventures will not be able to operate its business.

Settlement bank services are difficult to arrange, without which Public Ventures will not be able to pursue a clearing business.

There are only a limited number of banks currently offering settlement services to clearing firms. Public Ventures could be unable to continue providing clearing services if it is unable to enter into and then maintain a settlement bank arrangement, or if the selected settlement bank decides to exit this business.

Hiring and organizing personnel for the clearing operations.

To be able to implement and operate the self-clearing activities, Public Ventures will have to hire and retain the human talent capable of handling the operational activities and fulfilling the compliance requirements of the business. Trading and settlement and compliance personnel will be necessary to manage the operations. Further expertise in financial matters and obligations for self-clearing will also be required. Although it is following a conservative approach to launching the business and onboarding clients that will cause less stress on the organization, the firm’s ability to perform going forward nonetheless depends on successfully recruiting, training and retaining new personnel. As part of these recruitment and retention efforts, the firm must ensure that it can develop an adequate supervising and leadership structure capable of supporting the successful development of its business model.

Where permitted by regulation, Public Ventures will use an overseas out-source provider for some of the self-clearing operation activities although political and social instability and the threat of sanctions by countries, including the United States, may disrupt or hinder the delivery of such services and result in increased costs.

We have a contract with a Nicaraguan company to provide, on an out-sourced, as requested basis, certain back-office services that support our broker dealer activities and patent related services and other requirements. We plan to expand and use this service facility, where permitted, for certain aspects of the self-clearing operations that Public Ventures will engage in. We believe that these operations will provide a competitive advantage to the Company and facilitate developing this new business in an efficient and profitable manner, as human resources and technological infrastructure in Nicaragua allows local companies to provide quality service at the level expected by US clients at a fraction of the cost. Any disruption to social and political stability in Nicaragua could affect the contractor’s capacity to achieve its goals. The current political environment in Nicaragua is unsettled due to a political crisis that erupted in 2018, which has yet to be resolved. Continued or escalated political instability and the possibility of sanctions from other countries, including the United States, could disrupt local business and may hinder or disrupt the delivery of services to our United States operations. The United States has several Executive Orders in force which impose sanctions regarding immigration of certain groups of persons and imposing wider sanctions in respect of certain trading activities. We constantly monitor the situation and have a business continuity strategy in place to assure consistent operations and activities in the United States. To the extent we are prohibited from contracting with entities in Nicaragua, our expenses may increase, and there may be disruption in our workforce that will have to be replaced.

Risks Related to Being a Public Company and Owning Our Class A Common Shares

Control by management may limit your ability to influence the outcome of director elections and other transactions requiring shareholder approval.

Two persons, Anthony DiGiandomenico and Christopher Marlett, own all the Class B Common Shares. The Class A Common Shares have one vote per share, and the Class B Common Shares have five votes per share. The Class A Common Shares and Class B Common Shares vote together as a single class on all matters, including the election of directors. There are 5,000,000 Class B Common Shares issued and outstanding, currently representing 90.8% of the aggregate voting authority of our common shares immediately prior to the date of this filing. Therefore, even if the maximum offered shares are sold, the Class B Common Shares will continue to be able to dictate the outcome of all matters put before the shareholders. There is no automatic or voluntary conversion of the Class B Common Shares into Class A Common Shares, thus the Class B Common Shares will have control of MDB for an indefinite period of time.

Based on the foregoing, the Class B Common Shares will have significant influence over corporate actions requiring shareholder approval, including the following actions:

●	to determine the composition and to elect the board of directors;
●	to amend or prevent a change in our operating agreement;
●	to effect or prevent a merger, sale of assets or other corporate transaction; and
●	to control the outcome of any other matter submitted to our shareholders for vote.

The existence of the Class B Common Shares may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of MDB, which in turn could reduce our shares price or prevent our Class A Common Shareholders from realizing a premium over our share price.

Future transfers by holders of Class B Common Shares generally will result in those shares converting to Class A Common Shares, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B Common Shares to Class A Common Shares will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Shares who retain their shares in the long term. As a result, it is possible that the persons or entities continuing to hold our Class B Common Shares could gain significant voting control as other holders of Class B Common Shares sell or otherwise convert their shares into Class A Common Shares.

We are deemed a “controlled company” under the listing rules of Nasdaq because our Class B Common Shares are held by two persons who have more than 50% control of the Company. As a controlled company, MDB will be exempt from certain of the corporate governance obligations that other companies must follow when listing on Nasdaq.

The Class B Common Shares are held by two persons who have control over the operations of the Company. Therefore, MDB is a controlled company under the Nasdaq listing rules and is exempt from certain listing requirements, including having (i) a board comprised of a majority of independent directors, (ii) a compensation committee, and (iii) a director nominations committee. Additionally, we are not be required to hold annual meetings. Management intends to take advantage of these exemptions. Accordingly, shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq. Notwithstanding the exemption, currently we have a board that has several independent directors, we are required to have and will have an audit committee, and related party transactions will have to be reviewed by the audit committee. Shareholder approval will be required for stock options or purchase plans, and the financial statements must be audited by an independent public accountant that is registered with the PCAOB.

The dual class structure of our currently issued equity securities may adversely affect the trading market for our Class A Common Shares.

Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of equity from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our currently issued equity may prevent the inclusion of our Class A Common Shares in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A Common Shares. Any exclusion from stock indices could result in a less active trading market for our Class A Common Shares. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Shares.

The existence of our registered broker-dealer subsidiary may delay or prevent takeover attempts of our Company.

A third party attempting to acquire us or a substantial position in our equity securities may be delayed or ultimately prevented from doing so by change in ownership or control regulations to which our regulated broker-dealer subsidiary is subject. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a member firm’s equity and would include a change of control of a parent company.

Our capital structure may have anti-takeover effect.

The existence of our preferred shares that may be issued at the discretion of the board of directors with the terms it determines may have an anti-takeover effect. The board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors, without shareholder approval, will be able to issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the common shares and could also have anti-takeover effects. The ability of our board of directors to issue preferred shares without shareholder approval could have the effect of delaying, deferring or preventing a change of control of the Company or the removal of existing management. We currently have no preferred shares issued and outstanding as the date hereof. Although we do not currently intend to issue any preferred shares, we cannot assure you that we will not do so in the future.

The fact that the Class B Common Shares have a right to five votes per Class B Common Share on all matters presented for a vote to the shareholders, including in the vote for directors, and the fact that the Class B Common Shares currently have a majority ownership position of all the common shares, means that they have an anti-takeover effect, because it would be difficult for an insurgent to overcome the authority that the Class B Common Shares has in the governance of the Company.

The provisions for shareholder business proposals and director nominations in the operating agreement also could have an anti-takeover effect.

The issuance of securities with voting authority greater than the Class A Common Shares will have a voting and control dilutive effect on outstanding Class A Common Shares.

If the board of directors issues any of the preferred shares or obtains shareholder approval for a new class of common shares with voting rights in excess of the one vote per one Class A Common Share, the holders of Class A Common Shares will suffer a voting dilutive effect, in addition to any other economic dilution resulting from the issuance of those securities.

We may make distributions of the securities of our partner companies, including cash and rights to purchase equity of a partner companies

An aspect of our business plan will be distributing to our shareholders assets of the parent company, which may include the securities of our partner companies after they go public, rights to purchase the equity of these companies, and/or cash and other property, from time to time. The distribution of a right to purchase the equity of a partner company may come at a time when a recipient does not have the ability to exercise the right, and thereby lose the opportunity that the right affords. Any distribution of securities of a partner company, cash and other property may have an adverse impact on the value of your Class A Common Shares. On the other hand, we do not plan to regularly make any periodic distributions, therefore investors should not look to any distribution that we might make to be a regular income item in an investor’s portfolio.

We incur costs as a result of operating as a public company, and our board of directors is required to devote substantial time to oversight of compliance requirements and corporate governance practices.

As a public company listed in the U.S., we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on listed public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed periods, we will be engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, that our internal controls over financial reporting are effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this filing and our periodic reports and proxy statements. We cannot predict if investors will find our Class A Common Shares less attractive because we may rely on these exemptions. If some investors find our Class A Common Shares less attractive as a result, there may be a less active trading market for our Class A Common Shares, and our share price may be lower or more volatile.

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we need only provide only two years of financial statements; and we need not provide the table of selected financial data. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors, which could make it more difficult for our security holders to sell their securities.

We do not have key-man insurance.

We do not now have or plan on having key-man insurance on our principal officers. We are dependent on the services of these persons. If we lose their services, and do not have sufficient funds that are typically provided by insurance to hire replacements, our business will be harmed by the lack of leadership talent.

The price of our Class A Common Shares may be volatile, and could, upon listing on the Nasdaq Capital Market, decline significantly and rapidly. Market volatility may affect the value of an investment in our Class A Common Shares and could subject us to litigation.

The trading price of our Class A Common Shares may fluctuate substantially. The price of our Class A Common Shares in the market on any particular day will depend on many factors including, but not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our Class A Common Shares;
●	significant volatility in the market price and trading volume of companies operating in the diverse businesses of our core companies and our partner companies;

●	variations in our operating results and market conditions specific to our businesses sectors;

●	the emergence of new competitors or new technologies of our partner companies;

●	operating and market price performance of other companies that investors deem comparable;

●	changes or departures of any of our board of directors, senior management or key employees;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations;

●	actual or anticipated changes in our earnings, and fluctuations in our quarterly operating results; and

●	general economic conditions and trends.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our share price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

In addition, if the market for equity stocks of companies in our industry or industry segments, or the stock market in general, experiences a loss of investor confidence, the market price of our Class A Common Shares could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our Class A Common Shares to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to our Board of Directors and management.

Certain recent initial public offerings of companies with relatively small public floats have experienced extreme volatility that was seemingly unrelated to the underlying performance of the company. Our Class A Common Shares may potentially experience rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our Class A Common Shares.

In addition to the general volatility risks discussed in this filing, our Class A Common Shares may be subject to rapid and substantial price volatility. We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Class A Common Shares. Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. As a company with a relatively small public float and recent IPO, the Class A Common Shares may experience greater stock price volatility, extreme price run-ups, lower trading volume, large spreads in bid and asked prices, and less liquidity than large-capitalization companies. The aspects of the trading in the Class A Common Shares may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the value of our common stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share.

If the trading volumes of the Class A Common Shares are low, persons buying or selling in relatively small quantities may easily influence the prices of the Class A Common Shares. A low volume of trades could also cause the price of the Class A Common Shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of the Class A Common Shares. The volatility also could adversely affect the ability of the company to issue additional shares of common stock or other securities and the ability to obtain stock market based financing in the future. No assurance can be given that an active market in our Class A Common Shares will develop or be sustained.

The United States stock markets recently have experienced price and volume fluctuations due to many factors, including inflationary pressures, changing interest rates, and the conflict in Ukraine.

The stock market has recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, with the financial service and technology sectors more volatile than others. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as inflation, the prospect of a recession, and interest rate changes may negatively impact the market price of our Class A Common Shares. These fluctuations may be even more pronounced in the trading market for our Class A Common Shares shortly following the listing of our Class A Common Shares on the Nasdaq Capital Market as a result of the supply and demand forces described above. If the market price of our Class A Common Shares after our listing does not exceed the opening public price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide information under this item.

Item 1C. Cybersecurity

We incorporate by reference the disclosure about cybersecurity regulation that is generally applicable to MDB from section Part I, Item 1, Business – Regulation – Data Protection ad Cybersecurity Regulation.

We have not had any reportable cybersecurity breaches, including what we may perceive or recognize as cybersecurity incidents or credible threats during the fiscal year ended December 31, 2023. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is an cybersecurity attack and an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients financial and other data could be taken and used against us to damage our reputation or cause harm to our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

For MDB Holdings and its subsidiaries including Public Ventures, our regulated broker-dealer, we have implemented a comprehensive cybersecurity program aimed at identifying, monitoring, and mitigating cybersecurity risks to the best of our ability. Our security program encompasses information security responsibilities, incident response, and is diligently managed by our information technology department. Cybersecurity is integrated into our overall risk management framework, with consultation from subject matter experts to assess and address potential cyber risks and their impacts.

Management is committed to providing the Audit Committee with regular cybersecurity updates, at least annually or more often as needed, based on emerging threats or specific incidents. These updates cover risk assessments, the current threat landscape, and any recent cybersecurity incidents.

The information technology department has put in place robust governance measures for information security. This includes control requirements for change management, patching processes, the implementation of multifactor authentication, comprehensive data backup strategies, and continuous security monitoring. Additionally, management continues to enhance our security controls, with any significant issues promptly reported to the Audit Committee.

Item 2. Properties

We own no real property. Our principal office is located in Addison, Texas. In July 2022, we secured a lease for approximately 5,500 square feet of office space, with the lease set to expire in July 2030. This space serves as our principal executive offices and for general office use. The base monthly rental rate is $12,556 until July 2024, after which it will increase to $12,786. Subsequent increases are scheduled as follows: to $13,016 in July 2025, $13,246 in July 2026, $13,476 in July 2027, $13,707 in July 2028, and finally, to $13,937 in July 2029, continuing through the end of the lease term in July 2030. During the year ended December 31, 2022, the Company utilized short-term office space of 1,300 square feet provided by the controlling member of the Company at a monthly charge of $1,600.

Additionally, we lease office and laboratory space across two suites in Monrovia, California. Following a modification to both leases on October 30, 2023, we now occupy approximately 9,800 square feet under a lease expiring in June 2029. The current base monthly rental rate is $27,648 until July 2024, set to increase to $28,405. Further increases are planned: to $29,184 in July 2025, $29,983 in July 2026, $30,806 in July 2027, and to $31,650 in July 2028, which will remain in effect until the lease concludes in June 2029.

We believe that each of our leased spaces is at local market rates, and there is sufficient space available in each location to permit the specific operations to obtain additional or other space if and when required. We do not believe that if there is additional space or other space required, that the cost will be prohibitive.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our customers. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Equity

Our Class A Common Shares currently are quoted on Nasdaq under the symbol “MDBH”.

As of March 29, 2024, we had approximately 32 shareholders of record of the Class A Common Shares and we believe over 400 shareholders who hold their Class A Common Shares in street name. In addition, we have a second class of equity, the Class B Common Shares, that are held by two persons, and do not trade on any public market.

Distributions

We have not paid any dividends or made any distributions related to our equity securities, to date.

We may make registered and other distributions of the securities of our partner and or subsidiary companies and of cash to our holders of the Class A Common Shares and Class B Common Shares. It is our plan, from time to time, depending on the circumstances, to distribute the securities of our partner companies as they go public and after they go public, including rights to purchase the equity of these companies, and cash and other property, from time to time. Some of these distributions of securities may be dictated by our operational plan not to be subject to the Investment Company Act of 1940.

Whether any distributions, the kinds of distributions, and the value of distributions are made will depend on many factors and will be determined by the management of MDB, from time to time. Investors should not look to any distribution that we might make to be a regular income item in an investor’s portfolio. Distributions of a right to purchase the equity of a partner company may come at a time when a recipient does not have the ability to exercise the right, and thereby the recipient may lose the opportunity that the right affords. Any distribution of securities of a partner company, cash and other property may have an adverse impact on the value of Class A Common Shares in the market. Distributions of the equity of our partner companies may not result in an overall investor gain on the Class A Common Shares.

Tax Issues Related to Distributions

MDB believes that it will be treated as a partnership for U.S. federal income tax purposes and that it will not be taxed as a corporation. The tax position of MDB as a publicly traded partnership is complex, and persons should consult with their own tax advisors about holding an interest in MDB. The following brief discussion does not address U.S. state taxes or any taxes of any jurisdiction outside of the U.S. For tax exempt organizations and non-U.S. holders of Class A Common Shares, there are additional rules that should be considered that are not discussed below.

The Company generally expects to receive income in the form of dividends from its equity investments in partner companies, and capital proceeds from the sale of partner companies or their securities, with all such partner companies expected to be treated as corporations for U.S. federal tax purposes.

For U.S. federal income tax purposes, a partnership is generally not a taxable entity but rather is a “flow-through” entity whose items of taxable income, gain, loss, deduction and credit are passed through to, and reported by, its partners, in this case the holders of our classes of Common Shares. Thus, each Common Share holder will be required to report on its U.S. federal income tax return its allocable share of items of taxable income, gain, loss, deduction, or credit realized by MDB. This will include the portion of dividends received from the corporate partner companies and capital proceeds from the sale of corporate partner companies or their securities. Each item generally will have the same character and source as would be the case if the Common Share holder realized the item directly. This rule applies without regard to whether the Common Share holder receives or will receive any cash distributions from MDB. Accordingly, for any taxable year of MDB, a Common Share holder may be required to report and pay tax on his share of items of MDB’s income without receiving sufficient (or any) cash distributions.

Generally, the character of partnership items of taxable income, gain, loss, deduction and credits also passes through to its partners. For example, to the extent MDB has gains subject to ordinary income tax rates, each holder of Common Shares will be required to report, and pay taxes on, its allocable share of such gains. Those holders of Common Shares who are individuals will generally be subject to reduced tax rates on their allocable share of dividends received by MDB from corporate partner companies, to the extent such dividends constitute “qualified dividend income” under section 1(h)(11) of the Code.

The operating agreement of MDB that governs the rights of the holder of Common Shares contains certain allocations of income, gain, losses, and deductions that could be reallocated by the IRS if it were determined that the allocations did not have “substantial economic effect” under Section 704(b) of the Code, and the allocations were not made in accordance with the holders of Common Shares respective interests in MDB, taking into account all relevant facts and circumstances. If the IRS does not respect an allocation and the distributive portions of income and loss are adjusted, the holders of Common Shares may be required to file amended income tax returns which could subject the investors to additional taxes, interest, and penalties.

MDB may apply certain conventions in determining and allocating items for tax purposes in order to reduce the complexity and costs of administration. MDB intends for the application of any such conventions to be consistent with the intent of the partnership provisions of the Code and the applicable Treasury Regulations, and that the resulting allocations will have substantial economic effect or otherwise should be respected as being in accordance with members’ interests in MDB for federal income tax purposes. The Code and existing Treasury Regulations do not expressly permit adoption of these conventions, and it is possible that the IRS could successfully challenge MDB’s use of any such allocations methods on the ground that they do not satisfy the technical requirements off the Code or Treasury Regulations, requiring a member to report a greater or lesser share of items of income, gain, loss, deduction, or credit than if such method were respected.

The assumptions and conventions used in making tax allocations may cause a holder of Common Shares to be allocated more or less income or loss for federal income tax purposes than its proportionate share of the economic income or loss realized by MDB during the period it held its shares. This “mismatch” between taxable and economic income or loss in some cases may be temporary, reversing itself in a later period when the shares are sold, but could be permanent.

Distributions by MDB to a holder of Common Shares generally will not be taxable to the holder for U.S. federal income tax purposes to the extent of the tax basis in the Common Shares immediately before the distribution. Cash distributions in excess of such basis generally will be considered to be gain from the sale or exchange of the Common Shares, taxable as further described herein. Any reduction in the portion of MDB’s liabilities included in the basis of the holders Common Shares may be treated as a distribution of cash to such holder. A decrease in a holder’s ownership interest in MDB because of an issuance of additional shares may decrease such holder’s portion of nonrecourse liabilities, potentially resulting in a corresponding deemed distribution of cash.

A holder of Common Shares will recognize gain on the complete liquidation of its Common Shares only to the extent the amount of money received by the holder exceeds its adjusted tax basis in its Common Shares. Any such gain recognized by a holder generally will be capital gain, but may be taxable as ordinary income, either in whole or in part, under certain circumstances. No loss may be recognized on a distribution in liquidation of Common Shares, unless the holder receives no property other than money and/or substantially appreciated “inventory items” and “unrealized receivables” (both as defined by Section 751 of the Code).

The adjusted tax basis of a holder of Common Shares in his, her or its Common Shares is important for several reasons including, but not limited to, determining: (1) the current deductibility of the distributive share of Company losses; (2) income tax consequences of distributions; and (3) gain or loss on the sale of Common Shares.

Use of Proceeds

MDB completed its initial public offering of Class A Common Shares on September 20, 2023, pursuant to the Registration Statement 333-268318, declared effective on July 25, 2023. Each Class A Common Share was sold at a price of $12.00, and MDB raised a gross amount of $19,999,999 and net proceeds of $17,763,991.

Since the initial public offering on September 20, 2023, the Company has used approximately $2,450,000 of the net proceeds on various key initiatives to enhance its growth and operational capabilities. Approximately (i) $1,200,000 was used in finalizing the set-up of the self-clearing operations of Public Ventures, (ii) $200,000 was used to cover the initial operating expenses of PatentVest’s law firm, a critical move to safeguard intellectual property and enhance legal compliance, (iii) $10,000 was used to bolster the visibility and market penetration of PatentVest to expand its marketing efforts, and (iv) $40,000 was used current costs to evaluate potential Partner Companies supporting the Company’s commitment in fostering innovation and supporting emerging ventures. Additionally, approximately $1,000,000 was allocated for Working Capital and Other General Purposes, ensuring the Company maintains a healthy liquidity position to address unforeseen expenses and invest in future growth opportunities.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding awards		Weighted-average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans
2022 Equity Incentive Award Plan, approved by security holders*	5,675,000	**	$0.00	$1,398,908
Equity award plans not approved by security holders	-		-	-
Total	5,675,000	**	$0.00	1,398,908

* The 2022 Equity Incentive Award Plan provides for awards for up to 6,000,000 shares of Class A shares, plus 25% of outstanding Class A shares at any time. As of December 31, 2023, there are a total of 7,073,908 Class A shares available for issuance.

** Represents Restricted Stock Unit awards which do not require payment of an exercise price.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide the information under this item.

Item 7. Management’s Discussion And Analysis of Financial Condition and Results of Operations

Overview

MDB Capital Holdings, LLC (the “Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), and has a majority-owned partner company, Invizyne Technologies, Inc. (“Invizyne”).

MDB Management is principally an “administrative” entity whose purpose is to conduct, and wherever possible, to consolidate shared services/resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA and the Texas State Securities Board. Public Ventures is managed by Christopher A. Marlett, whom is also a founder of MDB. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures.

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

The reorganization was completed between entities that were under common control, and the assets contributed and liabilities assumed are recorded based on their historical carrying values. These financial statements retroactively reflect the financial statements of the Company and Public Ventures on a consolidated basis for the periods presented.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 shares of Class A Common Shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 shares of Class A Common Shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A Common Shares, or $24,746,142 net of $343,518 of offering expenses, which will be used for development of the current partner companies, identifying and developing new partner companies, and general corporate and working capital requirements. In conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 shares of Class A Common Shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital and paid in capital for the warrants issued.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: a broker dealer & intellectual property service and technology development.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Years Ended December 31, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$1,503,649	$15,433	$1,488,216	9,643.1%
Realized gain (loss) on investment securities (from our licensed broker dealer)	8	(7)	15	214.3%
Fee income (from our licensed broker dealer)	4,233,120	1,115,001	3,118,119	279.7%
Impairment of investment securities	(50,000)	-	(50,000)	(100.0)%
Other operating income	308,250	88,539	219,711	248.2%
Total operating income, net	5,995,027	1,218,966	4,776,061	391.8%

Operating costs:
General and administrative costs:
Compensation	8,627,022	2,822,693	5,804,329	205.6%
Operating expense, related party	1,123,401	1,107,313	16,088	1.5%
Professional fees	1,695,017	1,653,760	41,257	2.5%
Information technology	602,393	348,621	253,772	72.8%
Clearing and other charges	389,963	16,112	373,851	2,320.3%
General and administrative-other	1,532,197	1,024,697	507,500	49.5%
Total general and administrative costs	13,969,993	6,973,196	6,996,797	100.3%
Research and development costs	528,178	348,085	180,093	51.7%
Total operating costs	14,498,171	7,321,281	7,176,890	98.0%
Net operating loss	(8,503,144)	(6,102,315)	(2,400,829)	39.3%
Other income and (expense):
Interest income (from U.S. Treasury Bills)	919,345	227,249	692,096	304.6%
Loss before income taxes	(7,583,799)	(5,875,066)	(1,708,733)	29.1%
Income taxes	127,918	-	127,918	100.0%
Net loss	(7,711,717)	(5,875,066)	(1,836,651)	31.3%
Less net loss attributable to non-controlling interests	(742,900)	(561,013)	(181,887)	32.4%
Net loss attributable to MDB Capital Holdings, LLC	$(6,968,817)	$(5,314,053)	$(1,654,764)	31.1%

Operating Income. For the years ended December 31, 2023 and 2022, respectively, operating income were derived primarily from the Company’s broker dealer and intellectual property service segment.

For the year ended December 31, 2023, the majority of operating income was generated from the Company’s fee income and unrealized gains related to warrants received in an investment banking deal closed in the second quarter of 2023 in the broker-dealer and intellectual property service segment. Other income was generated from a feasibility study conducted in the technology segment and fees related to legal and strategy services offered by PatentVest, as well as clearing fees in the investment banking services segment.

General and Administrative Costs.

●	Compensation Expense: The increase in compensation expense was driven by the continued hiring of additional employees in the latter half of 2022 to support the anticipated growth in operations, as well as $4.1 million of restricted stock units expense that began to vest with the filing of the IPO in September 2023.
●	Related Party Operating Expenses and Professional Fees: Remained constant in 2023 as compared to 2022.
●	Information Technology Costs: The increase in information technology costs compared to the prior year was due to investments in infrastructure, website development, and other technology expenses as part of the preparation for becoming a self-clearing broker-dealer.
●	Clearing and Other Charges: The increase in clearing and other charges was directly linked to the attorney fees and placement agent fees paid out as part of an investment banking deal in the second quarter of 2023.
●	Other General and Administrative Costs: The increase in other general and administrative costs resulted from the addition of the Addison lease, which was occupied in December 2022, and the second portion of the Monrovia lease for Invizyne, which was occupied in July 2023, as well as an increase in travel and conference expenses from the prior year.

Research and Development Costs. For the years ended December 31, 2023 and 2022, respectively, the research and development costs were derived from the Company’s technology segment.

The increase in research and development costs for the current period was partially offset by increased grant funding. For the year ended December 31, 2023, total research and development costs were $3,482,386, with $2,954,208 reimbursed by grants, resulting in net research and development costs of $528,178. For the year ended December 31, 2022, total research and development costs were $2,312,857, with $1,964,772 reimbursed by grants, resulting in net research and development costs of $348,085. The increase in research and development costs was driven primarily by an increase in compensation due to the hiring of additional research and development staff, an increase in lab supplies expense, and an increase in grant sub-award expenses issued to a third-party research partner.

Other Income. The increase in other income was interest from U.S. Treasury Bills due to moving all excess funds from cash into U.S. Treasury Bills.

Income Taxes. The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company’s subsidiaries recognized an income tax expense of approximately $105,827 and Texas margin tax of approximately $22,091 for the year ended December 31, 2023. The Company’s subsidiaries recognized an income tax expense of approximately $0 and Texas margin tax of approximately $0 for the year ended December 31, 2022.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Years Ended December 31, 2023 and 2022

	2023	2022	$ Change	% Change
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$1,503,649	$15,433	$1,488,216	9,643.1%
Realized gain (loss) on investment securities (from our licensed broker dealer)	8	(7)	15	214.3%
Fee income (from our licensed broker dealer)	4,233,120	1,115,001	3,118,119	279.7%
Impairment of investment securities	(50,000)	-	(50,000)	(100.0)%
Other operating income	237,481	88,539	148,942	168.2%
Total operating income, net	5,924,258	1,218,966	4,705,292	386.0%

Operating costs:
General and administrative costs:
Compensation	2,830,702	1,628,741	1,201,961	73.8%
Operating expense, related party	904,004	974,396	(70,392)	(7.2)%
Professional fees	440,123	831,532	(391,409)	(47.1)%
Information technology	491,352	313,789	177,563	56.6%
Clearing and other charges	389,963	16,112	373,851	2,320.3%
General and administrative-other	365,158	309,919	55,239	17.8%
Total General and administrative costs	5,421,302	4,074,489	1,346,813	33.1%
Research and development costs	-	-	-	-
Total operating costs	5,421,302	4,074,489	1,346,813	33.1%
Net operating income (loss)	502,956	(2,855,523)	3,358,479	117.6%
Other income and expense:
Interest income	115,604	38,861	76,743	197.5%
Less: interest expense	123,382	-	123,382	100.0%
Income (loss) before income taxes	495,178	(2,816,662)	3,311,840	117.6%
Income taxes	22,091	-	22,091	100.0%
Net income (loss)	473,087	(2,816,662)	3,289,749	116.8%
Less net income (loss) attributable to non-controlling interests	-	-	-	-
Net income (loss)attributable to controlling interests	$473,087	$(2,816,662)	$3,289,749	116.8%

Operating Income. For the year ended December 31, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received in an investment banking deal closed in the second quarter of 2023. Other income was generated from fees related to legal and strategy services offered by PatentVest, as well as clearing fees.

General and Administrative Costs. During the year ended December 31, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by the continued hiring of additional employees in the in the later half of 2022 to support the anticipated growth in operations.
●	Related Party Operating Expenses: There was a slight decline in related party operating expenses due to reallocation of outsourcing support to other parts of the business.
●	Professional Fees: Audit fees, tax return preparation fees were reduced over the period from the prior comparative period due to higher activity for the audits for multiple prior years in the prior period.
●	Information Technology Costs: The increase in information technology costs compared to the prior year was due to investments in infrastructure, website development, and other technology expenses as part of the preparation for becoming a self-clearing broker-dealer.
●	Clearing and Other Charges: The increase in clearing and other charges was directly linked to the attorney fees and placement agent fees paid out as part of an investment banking deal in the second quarter of 2023.
●	Other General and Administrative Costs: The increase in other general and administrative costs resulted from an increase in travel and conference expenses from the prior year.

Other Income. The increase in other income was interest from U.S. Treasury Bills due to moving all excess funds from cash into U.S. Treasury Bills.

Income Taxes. The investment banking segment is a limited liability company. Limited liability companies are subject to Texas margin tax. The Company’s investment banking segment recognized an income tax expense of approximately $0 and recognized Texas margin tax of approximately $22,091 for the year ended December 31, 2023. The investment banking segment recognized an income tax expense of approximately $0 and Texas margin tax of approximately $0 for the year ended December 31, 2022.

Technology Segment (Invizyne) Results of Operations for the Years Ended December 31, 2023 and 2022

	2023	2022	$ Change	% Change
Total operating income, net	$70,769	$-	$70,769	$100.0%

Operating costs:
General and administrative costs:
Compensation	596,174	408,162	188,012	46.1%
Professional fees	436,339	235,033	201,306	85.7%
Information technology	21,803	18,552	3,251	17.5%
General and administrative-other	284,494	322,838	(38,344)	(11.9)%
Total general and administrative costs	1,338,810	984,585	354,225	36.0%
Research and development costs	528,178	348,085	180,093	51.7%
Total operating costs	(1,866,988)	(1,332,670)	534,318	40.1%
Net operating loss	(1,796,219)	(1,332,670)	(463,549)	(34.8)%
Other income:
Less: Change in fair value of SAFE	200,000	-	200,000	100.0%
Interest income	100	98	2	2.0%
Loss before income taxes	(1,996,119)	(1,332,572)	(663,547)	(49.8)%
Income taxes	105,827	-	105,827	100.0%
Net loss	(2,101,946)	(1,332,572)	(769,374)	(57.7)%
Less net loss attributable to non-controlling interests	(742,900)	(561,013)	(181,887)	(32.4)%
Net loss attributable to controlling interests	$(1,359,046)	$(771,559)	$(587,487)	(76.1)%

Operating Income. For the year ended December 31, 2023 operating income was generated from one feasibility study conducted.

General and Administrative Costs. During the years ended December 31, 2023, and 2022, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by the continued hiring of additional employees in the fourth quarter of 2023 to support the anticipated growth in operations.
●	Professional Fees: The increase in professional fees compared to previous period was a result of legal, tax, audit, and consulting fees related completion of year-end financial audits and preparation of tax returns.
●	Other General and Administrative Costs: While there was an increase in rent expense due to the new lease property, there was an overall decrease in other general and administrative costs was primarily driven by a decrease in professional fees related to the filing of patent.

Research and Development Costs. The increase in research and development costs for the current period was partially offset by increased grant funding. For the year ended December 31, 2023, total research and development costs were $3,482,386, with $2,954,208 reimbursed by grants, resulting in net research and development costs of $474,234. For the year ended December 31, 2022, total research and development costs were $2,312,857, with $1,964,772 reimbursed by grants, resulting in net research and development costs of $348,085. The increase in research and development costs was driven primarily by an increase in compensation due to the hiring of additional research and development staff, an increase in lab supplies expense, and an increase in grant sub-award expenses issued to a third-party research partner.

Change in fair value of the SAFE. The technology division received a SAFE (Simple Agreement for Future Equity) from the parent company as operating capital prior to the initial public offering. Because the SAFE originates from the parent company, it is removed during the consolidation process.

Income Taxes. The technology segment is a corporation for federal and state income tax purposes, The technology segment recognized an income tax expense of approximately $105,827 for the year ended December 31, 2023. The technology segment recognized an income tax expense of approximately $0 for the year ended December 31, 2022.

Consolidated Balance Sheets December 31, 2023 and 2022

	December 31, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	$6,109,806	$4,952,624	$(2,842,818)	(57.4)%
Cash segregated in compliance with regulations	1,247,881	-	1,247,881	100.0%
Grants receivable	882,319	809,532	72,787	9.0%
Clearing deposits	260,000	-	260,000	100.0%
Prepaid expenses and other current assets	523,788	309,818	213,970	69.1%
Investment securities, at amortized cost (U.S. Treasury Bills)	24,658,611	16,188,920	8,469,691	52.3%
Investment securities, at fair value (held by our licensed broker dealer) (Notes 1 and 2)	5,771,634	832,577	4,939,057	593.2%
Investment securities, at cost less impairment (held by our licensed broker dealer)	-	50,000	(50,000)	(100.0)%
Investment securities, at cost less impairment	200,000	200,000	-	0.0%
Deferred offering cost	69,303	323,224	(253,921)	(78.6)%
Deferred costs related to deferred revenue	75,328	-	75,328	100.0%
Property and equipment, net	866,490	624,644	241,846	38.7%
Operating lease right-of-use asset, net	2,320,119	1,409,732	910,387	64.6%
Total assets	$42,985,279	$25,701,071	$17,284,208	67.3%

LIABILITIES AND EQUITY
Accounts payable	$578,214	$698,782	$(120,568)	(17.3)%
Accrued expenses	1,105,078	254,745	850,333	333.8%
Payables to non-customers	1,405,293	-	1,405,293	100.0%
Deferred grant reimbursement	140,703	214,998	(74,295)	(34.6)%
Deferred revenue	20,000	-	20,000	100.0%
Operating lease liability	2,415,889	1,423,538	992,351	69.7%
Total liabilities	5,665,177	2,592,063	3,073,114	118.6%
Equity:
Paid-in-capital	49,405,779	27,764,453	21,641,326	77.9%
Accumulated deficit	(12,092,927)	(5,124,110)	(6,968,817)	136.0%
Total MDB Capital Holdings, LLC Members’ equity	37,312,852	22,640,343	14,672,509	64.8%
Non-controlling interest	7,250	468,665	(461,415)	(98.5)%
Total equity	37,320,102	23,109,008	14,211,094	61.5%
Total liabilities and equity	$42,985,279	$25,701,071	$17,284,208	67.3%

Financial Condition: Overall, the increase in cash & cash equivalents and investments at amortized cost primarily stemmed from the successful completion of the Initial Public Offering (IPO) on September 20, 2023. This event significantly boosted the company’s cash reserves and investments, notably through the acquisition of U.S. Treasury Bills. Additionally, there was an uptick in cash allocated in adherence to regulatory mandates earmarked for the initiation of self-clearing processes. The increase in prepaid expenses was due to deposits made for the self-clearing operation. The increase in grants receivable was driven by the timing of collection of grant funds from the prior period. The increase in investment securities at fair value was the result of common stock and warrants being received as part of the investment banking fee completed in the second quarter of 2023. The increase in investment securities, at cost less impairment was the result of PatentVest’s receipt of a new SAFE (Simply Agreement for Future Equity) on account of future work to be performed by Patentvest. The decrease in deferred offering costs was due to costs being allocated to the IPO as part of the closing of the MDB Capital Holdings IPO. Lastly, the increase in right of use asset was a result of leasing of new space by the technology sector next to their current space.

The decrease in accounts payable was due to audit and legal bills paid in the fourth quarter. The increase in accrued expenses was due to increased liabilities due to the self clearing operations and bonus payment to employees paid in the first quarter of 2024. The decrease in deferred grant reimbursement was driven by the accretion of deferred grant reimbursement and reduction in lab equipment purchase. The increase in deferred revenue was due to contracts for which PatentVest has entered into and received pre-payment on. The increase in lease liabilities was a result of the leasing of new space by the technology sector next to their current space.

The equity increase was primarily driven by the Company’s IPO that closed on September 20, 2023.

The decrease in non-controlling interest was a result of the net loss in Invizyne.

Liquidity and Capital Resources – December 31, 2023

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Years Ended December 31,
	2023	2022

Net cash used in operating activities	$(7,161,037)	$(6,571,820)
Net cash used in investing activities	(8,197,891)	(16,382,172)
Net cash provided by financing activities	17,763,991	21,681,158
Net increase (decrease) in cash and cash equivalents	$2,405,063	$(1,272,834)

At December 31, 2023, the Company had working capital of $30,593,820, as compared to working capital of $21,307,367 at December 31, 2022, reflecting an increase in working capital of $9,286,453 for the year ended December 31, 2023. The increase in working capital during the year ended December 31, 2023 was primarily the result of proceeds from the initial public offering placement and fee income, offset by the expenditures to fund the Company’s operating expenses. At December 31, 2023, the Company had cash of $7,357,687, of which $1,247,881 cash segregated in compliance with regulations, and short-term U.S. Treasury bills of $24,658,611 available to fund its operation.

Operating Activities. For the year ended December 31, 2023, operating activities utilized cash of $7,161,037, the overall decline in cash remained consistent across the period. Despite a reduction in net loss compared to the previous period, there was a rise in fee income received in the form of warrants instead of cash. Additionally, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities, funded by cash received as part of an investment banking deal. This purchase had been agreed upon as part of the aforementioned deal.

However, this decrease in cash was partly offset by an increase in accrued expenses, deferred revenue, and proceeds from the sale of investment securities by the broker dealer. The rise in accrued expenses to self-clearing operations and bonuses paid in the first quarter of 2024.

For the year ended December 31, 2022, operating activities use of cash represented a combination of increased activity in Invizyne, increased professional and consulting fees related to the business reorganization of the Company and payout of pervious equity of the members as part of the reorganization.

Investing Activities. For the year ended December 31, 2023, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities.

For the year ended December 31, 2022, investing activities consisted of the purchase of laboratory equipment, and leasehold improvements to expand Invizyne’s lab facility, as well as the purchase of U.S. Treasury Bills.

Financing Activities. For the year ended December 31, 2023, financing activities consisted of the receipt of net proceeds of $17,763,991 from the initial public offering.

For the year ended December 31, 2022 financing activities consisting of the receipt of net proceeds of $21,681,158 from a private placement by the Company.

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

Valuation Allowance for Net Deferred Tax Asset

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2023 and 2022, Invizyne, Public Ventures, PatentVest, and MDB CG Management has established a full valuation allowance against all net deferred tax assets.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of December 31, 2023 and 2022, and expected to be received from funding sources in the subsequent year. Management considers such receivables at December 31, 2023 and 2022, respectively, to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying consolidated financial statements.

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

On May 1, 2023, stock options to purchase 103,880 shares of Common Stock were granted at an exercise price of $1.66 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $1.66, option exercise price of $1.66, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 3.64%, expected annual volatility of 121.70%, and annual rate of dividends of $0. On November 1, 2023, stock options to purchase 914,130 shares of Common Stock were granted at an exercise price of $1.66 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $1.66, option exercise price of $1.66, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.67%, expected annual volatility of 144.94%, and annual rate of dividends of $0. As of December 31, 2023, stock options to purchase 636,478 shares of Common Stock were vested, the weighted average exercise price is $1.43, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 5.77 years. Invizyne stock-based compensation were $281,538 and $216,503 for the years ended December 31, 2023 and 2022. As of December 31, 2023, the unrecognized stock-based compensation is $1,879,969.

On February 1, 2024 the board of directors for Invizyne approved a stock dividend at the rate of 1.0775673 share for every one (1) share of our issued and outstanding Common Stock. No fractional shares were issued as a result of the stock dividend; any fractional share resulting from the stock dividend was rounded up to the next whole share. As a result of the stock dividend, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by us and outstanding immediately prior to the effective time of the stock dividend, which resulted in a proportionate increase in the number of shares of our Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants and a proportionate decrease in the exercise price of all such stock options, restricted stock units and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans increased proportionately. All share and per share amounts of Common Stock have been retroactively adjusted to reflect the Common Stock dividend. Consequently, this dividend distribution adjusted the stock/exercise price from $2.53 per share to $1.22 per share.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At December 31, 2023 and 2022, Public Ventures had net capital of $7,331,449 and $3,086,889, respectively, which was $7,081,449 and $2,836,889 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At December 31, 2023, the Company’s ratio of aggregate indebtedness of $3,372,465 to net capital was 0.46 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 6 2/3% of aggregate indebtedness, which was calculated as $224,831 at December 31, 2023.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at December 31, 2023 and 2022, have subsequently settled with no resulting material liability to Public Ventures. For the years ended December 31, 2023 and 2022, Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of December 31, 2023 and 2022.

Invizyne Funding Requirements

The Company has entered into a funding agreement (the “Funding Agreement”) to purchase shares in Invizyne up to a maximum of $5,000,000 at a pre-determined purchase price, subject to continuing financial covenants being met. As of December 31, 2023 and December 31, 2022, the maximum amount of $5,000,000, has been funded, bringing the ownership interest of the Company in Invizyne to 60.94% at December 31, 2023 and 2022. The Company waived its 10% cash fee relative to the Funding Agreement in exchange for increased ownership. As a condition of the Funding Agreement, warrants to purchase 410,586 shares of Invizyne common stock were issuable (the “Funding Warrants”), which vest as amounts are funded. As of December 31, 2023 and 2022, 197,628 Funding Warrants have vested. These warrants are eliminated in consolidation. As part the Funding Agreement, the Company entered into an Investor Rights Agreement and a Registration Rights Agreement with Invizyne.

MDB Capital Holdings, LLC waived its 10% cash fee relative to the Funding Agreement in exchange for other modifications to the terms of the agreement.

Trends, Events and Uncertainties

Other than as discussed above, we are not currently aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on our financial condition

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are included herein, beginning on page F-1. The information required by this item is incorporated herein by reference to the consolidated financial statements set forth in Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2023, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management holds the responsibility for preparing accurate financial statements and ensuring they faithfully represent our financial status and operations in line with generally accepted accounting principles (GAAP).

We are also tasked with establishing and upholding sufficient internal controls over financial reporting, as stipulated in the Exchange Act. These controls aim to offer reasonable assurance about the fairness of our financial reporting and the accuracy of financial information. Despite the robust nature of our internal control systems, they are subject to inherent limitations, including human error and the potential bypassing of controls, thus providing only reasonable—not absolute—assurance.

Our internal controls over financial reporting encompass procedures for maintaining detailed records that reflect our transactions accurately, ensuring transactions are recorded as needed for financial statement preparation in compliance with GAAP, and safeguarding company assets through authorized management and director actions.

After a thorough evaluation led by our Chief Accounting Officer, based on the COSO 2013 framework, we identified material weaknesses in our internal controls in our prior year, as of December 31, 2022. These included insufficient accounting personnel and supervisory structures, inadequate segregation of duties, and insufficient verification processes for spreadsheets used in financial reporting.

To address these issues, we enhanced our financial organization by assessing our accounting staff, including hiring multiple personnel, and bolstering our systems and controls. However, our capacity for immediate remediation is constrained by our size and financial resources.

As of December 31, 2023, the previously identified material weaknesses have been addressed from the previous fiscal year, and management believes that these weaknesses have been resolved from our prior year and did not impact our annual financial reporting except for a deficiency due to corrected misstatements by the auditors in our financial statements.

We are committed to continuously improving our internal control over financial reporting and will implement further enhancements as necessary and financially viable.

This Annual Report on Form 10-K does not include an attestation from our public accounting firm regarding internal control over financial reporting, following SEC rules that allow us to present only management’s report

Changes in Internal Control over Financial Reporting

The material weaknesses in our internal control framework, identified during the fiscal year ended December 31, 2022 have been fully addressed and corrected, except for a deficiency due to corrected misstatements by the auditors in our financial statements. These weaknesses spanned across various aspects of our internal controls, including entity-level controls as outlined by the Committee of Sponsoring Organizations (COSO) 2013 Framework, general information technology controls, and the design and implementation of formal accounting policies, procedures, and controls.

During the fiscal year ended December 31, 2023 we enhanced our internal control environment, we have successfully implemented comprehensive measures to address the root causes of these weaknesses. These measures included hiring additional personnel to ensure proper segregation of duties, enhancing risk identification and control implementation, redesigning control activities for effectiveness, improving our information and communication mechanisms, and conducting thorough evaluations of our internal control components.

Additionally, we have made significant improvements to our general information technology controls, focusing on logical access and program change management, to resolve conflicts in segregation of duties across our business processes. Our accounting policies, procedures, and controls have also been thoroughly revised and implemented to ensure the timeliness, completeness, and accuracy of our financial accounting, reporting, and disclosures.

The Company remains steadfast in our commitment to maintaining robust internal controls and financial reporting processes. We believe that these corrective actions not only address the previously identified issues but also strengthen our overall financial governance, positioning us for sustainable growth and success.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Position
Christopher Marlett	59	Chief Executive Officer, Chairman of Board and Director
Anthony DiGiandomenico	57	Chief of Transactions, and Director
George Brandon	64	President, and Director
Mo Hayat	49	Chief of Entrepreneurship & Operations, and Director
Jeremy James	46	Chief Accounting Officer
Susanne Meline	56	Director
Mathew Hayden	52	Director
Sean Magennis	59	Director

Christopher Marlett. Christopher Marlett has been the chief executive officer and chairman of the board of directors and a director of the Company since inception on August 10, 2021. Mr. Marlett has been since 1997, the Chief Executive Officer and a co-founder of Public Ventures (formerly known as MDB Capital Group, LLC). Over his 36 years of working in the securities industry, he has led multiple financings for venture stage public companies and has dedicated his efforts to optimizing this method to launch promising technology/business platforms. He has been integral in co-founding and developing the commercialization and financing strategy for all the companies MDB has taken public. In addition, he has served as a board member of several of the public companies in the early stages. He has invested significant efforts in developing a human capital development platform in Nicaragua that has led to the creation of the largest call center park in the country employing approximately 3,000 people and several knowledge process outsourcing operations to support MDB’s businesses. He developed the first patent services company in Nicaragua that was sold to Murgitroyd an LSE-listed patent attorney and services platform. He is the co-founder of PatentVest and developed the platform from inception in 2003. He holds a Bachelor of Science degree in Business Administration from the University of Southern California. Mr. Marlett’s leadership and financial experience position him well to serve as a member of our board of directors.

Anthony DiGiandomenico. Anthony DiGiandomenico has been the Chief of Transactions and director since the inception of the Company on August 10. 2021. He has also served on the board of directors of ENDRA Life Sciences Inc. (Nasdaq: NDRA), a developer of enhanced ultrasound technology, from July 2013 until present, the board of directors of Provention Bio, Inc., a developer of multiple drug therapies, from January 2017 until May 2020 and the board of directors of Cue Biopharma, Inc., that develops novel biologic drugs for the selective modulation of the human immune system to treat a broad range of cancers and autoimmune disorders from January 2016 to October 2019. Since he co-founded Public Ventures (formerly known as MDB Capital Group, LLC) in 1997, Mr. DiGiandomenico has been enabling investment into early-stage disruptive technologies. He has worked alongside a wide range of companies in biotechnology, medical devices, high technology, and renewable energy spaces. Mr. DiGiandomenico holds an MBA from the Haas School of Business at the University of California, Berkeley and a BS in Finance from the University of Colorado. Mr. DiGiandomenico’s financial expertise, general business acumen and significant executive leadership experience position him well to make valuable contributions to our board of directors.

George Brandon. George Brandon has served as President of the Company since its inception on August 10, 2021, and as a director of the Company since January 14, 2022. Mr. Brandon’s 36 years of varied investment experience has included the last 12 years with Public Ventures (formerly known as MDB Capital Group, LLC). Mr. Brandon’s business focus has primarily been marketing & strategy development and community building in and around entrepreneurial start-ups, micro-cap, and small-cap companies. Prior to joining MDB, he served as a partner of Trinity River Advisors, LLC, a turnaround consulting firm targeting small companies dealing with financial distress. He received his education at Concordia University in Irvine, CA.

Mohammad “Mo” Hayat. Mo Hayat has served as Chief of Entrepreneurship & Operations of the Company since its inception on August 10, 2021, and a director of the Company since January 14, 2022. Mr. Hayat has also served as the Chief Executive Officer of Invizyne Technologies Inc. since its inception in April 2019, and, effective as of August 2022, transitioned to the role of Executive Chairman and President of Invizyne Technologies Inc. Mr. Hayat founded and has operated Mora Partners Inc., a consulting and investment firm since September 2006. Notable prior experiences for Mr. Hayat include serving as an Associate at Latham and Watkins from 2001 to 2006, as Partner at Raines Law Group from 2006 to 2009, as EVP of Business Development at Fulham Company Ltd from 2009 to 2015, and as Associate General Counsel Corporate, M&A, and Venture Capital at Hewlett Packard Enterprise from 2015 to 2017. Mr. Hayat also served on the board of directors of Fulham Company Ltd. from January 2019 to August 2022. Mr. Hayat received his Juris Doctorate in 2001 from UC Berkeley School of Law and a Bachelor of Science in Biological Chemistry in 1997 from Pepperdine University.

Jeremy James. Jeremy James has been the Chief Accounting Officer of the Company since June 27, 2022. From December 2020 to June 2022, Mr. James served as Vice President/Controller of Cottonwood Financial. From November 2016 to September 2020, Mr. James served as the Director of Revenue of Orthofix. From January 2012 to November 2016, Mr. James served as a Senior Manager in the consulting practice of Ernst and Young. From May 1999 to January 2012, Mr. James served as a Manager with CBIZ/Mayer Hoffman McCann, an audit and tax firm. Mr. James received a Bachelor of Science degree in Accounting from Azusa Pacific University. Mr. James is a Certified Public Accountant licensed in the states of Texas and California.

Susanne L. Meline. Susanne Meline has served as a director of the Company since May 2, 2022. Ms. Meline has been the CEO of Encore Investment Management, LLC and General Counsel of Wildfire Defense System, Inc. since April 2023. Ms. Meline is a former special situations analyst at Francis Capital Management, LLC, which she co-founded and where she worked from 2003 through March 2023. She is also an arbitrator for FINRA Dispute Resolution Services and has served on a number of boards of directors, including Finomial Corporation from 2017 – 19, AquaMetals Corporation from 2019 – 20, ClearSign Technologies Corporation from 2018 to the present, and Ra Medical Corporation from 2021 to the present. Susanne has a Juris Doctor degree from UC Hastings College of the Law and a Bachelor of Arts degree in Political Science from UCLA.

Matthew “Matt” Hayden. Matt Hayden has served as a director of the Company since May 2, 2022. Mr. Hayden has managed his family office since January 2018 which invests in both private and public companies. Mr. Hayden founded and managed Hayden Communications, Inc, an investor relations firm in 1998 which was sold in 2006. In 2006, he founded Hayden Communications International, Inc. which sold a 51% stake to MZ Group in 2011. Mr. Hayden then served as Chairman and advisor of MZ Group through December 2019. Since January 2022, Mr. Hayden has also served as a member of the GP for Surfworks, which builds and operates Wave Garden Surf Facility Projects in the United States. He earned a B.S. in Finance from the University of South Carolina.

Sean Magennis. Sean Magennis has served as a director of the Company since May 2, 2022. Mr. Magennis has served as Chairman of Mutual Capital Alliance since January of 2023. Mr. Magennis has served as President of CEO Coaching International, a global CEO coaching business, from November 2021 to November 2022. Previously, Mr. Magennis served as CEO and Chairman of Capital 54, a family office, from July 2020 to November 2021, as Global President and COO of YPO, a global community of chief executives, from May 2013 to July 2020, as Member of Gateway Green Energy Holdings, LLC, an operator power plants and energy assets, from 2009 to present, as President of Meximae Financiera Corporation, a real estate developer in Mexico, from January 2003 to August 2008, as President of Thomas International Management Systems from 1991 to 2003, as President of Thomas International, A Caldwell Interest, from 1992 to 1996, and Global President, Board Member and Chapter Chairman of Entrepreneurs Organization from 1991 to 2007. Mr. Magennis is a decisive and proactive business builder with extensive growth, acquisition, turnaround, and international experience. He is adept at developing high performing teams who deliver results through collaboration. He combines vision with positive pragmatism to transform strategies into actionable, measurable opportunities utilizing strong analytical and problem-solving skills.

Board Composition/Committees

Our board of directors currently consists of seven persons. Under our operating agreement the board of directors may establish the number of persons serving on the board of directors from time to time by resolution, up to a maximum of 12 persons. Three of our directors, Susanne Meline, Matthew Hayden, and Sean Magennis are independent within the meaning of Nasdaq’s rules. Susanne Meline is a “financial expert” as that term is defined in SEC regulations.

Because our Class B Common Shares are held by two persons and represents more than 50% voting control of MDB, we are a “controlled company” under the listing rules of Nasdaq. As a controlled company, we are exempt from many of the corporate governance obligations that other companies must follow when listed on Nasdaq. Management intends to take advantage of these exemptions as long as it is a controlled company. As such, we will be exempt from the certain of the corporate governance rules under the Rule 5600 Series, as follows: (i) having a board comprised of a majority of independent directors (Rule 5605(b)), iii) having a compensation committee (Rule 5605(d)), and (iii) having a director nominations committee (Rule 5605(e)). Additionally, we are not be required to hold annual meetings. Notwithstanding these exemptions, we have an audit committee comprised solely of independent directors, which among other things reviews related party transactions. Also, notwithstanding the exemptions, Class A Common shareholder approval will be required for stock option or purchase plans, and our financial statements must be audited by an independent public accountant that is registered with the PCAOB.

Board Diversity

Pursuant to the requirement of Nasdaq, each year the board of directors, will review the appropriate characteristics, skills, and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates, we will consider factors including, without limitation, an individual’s character, integrity, judgment, potential conflicts of interest, other commitments, and diversity. While we have no formal policy regarding board diversity for our board of directors as a whole nor for each individual member, our board of directors will consider such factors as gender, race, ethnicity and experience, area of expertise, as well as other individual attributes that contribute to the total diversity of viewpoints and experience represented on the board of directors.

The following is a table indicating the current board diversity.

Board Diversity Matrix (As of March 29, 2024)

Total Number of Directors	-
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	3	-	-
Two or More Races or Ethnicities	-	1	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	1	-	-

Audit Committee.

We have established an audit committee. The audit committee is be responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board of directors in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer (or chief accounting officer, as the case may be) and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter. The audit committee also reviews and approves all transactions with affiliated parties. Our board of directors has adopted a written charter for the audit committee, which is available on our website.

The members of the Audit Committee are Susanne Meline, Matt Hayden and Sean Magennis, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Rule5605(c)(2) of the Nasdaq Marketplace Rules. Ms. Meline serves as the chairwoman of the audit committee. Ms. Meline is a “financial expert” as that term is defined in SEC regulations.

Board’s Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. Our board of directors, as a whole, determines our appropriate level of risk, assesses the specific risks that we face, and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our board of directors administers this risk management oversight function, one or more committees of our board of directors may support our board of directors in discharging its obligations. For example, the audit committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures and it will reviews matters relating to legal compliance that have a material effect on the Company financial statements and certain other limited areas of governance and will report to our board of directors regarding such matters.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors. The full text of our code of business conduct and ethics will be posted on the Investor Relations section of our website. The reference to our website address in this filing does not include or incorporate by reference the information on our website into this filing. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings.

Insider Trading Arrangements and Policies

We have adopted an insider trading compliance policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. The insider trading policy prohibits the use of material non-public information about the Company when making decisions to purchase, sell, give away or otherwise trade in the Company’s securities or to provide such information to others outside the Company. We have established black-out periods to which covered persons are subject related to the filing of our regular reports with the Securities and Exchange Commission. The Company may impose additional black-out periods from time to time as other types of material non-public information occur when material non-public events or disclosures are pending. Covered persons are permitted to trade in the Company’s securities only when there is no black-out period in effect and such trade has been pre-cleared by the appointed Company officer, or when a qualified 10b5-1 plan has been established in accordance with federal securities laws.  No covered person has adopted or terminated a Rule 10b5-1 trading plan during the last fiscal quarter of the fiscal year to which this report relates.

Clawback Policy

Our board of directors has adopted a written policy to recover “excess” compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The compensation includes both cash-based and equity-based incentives. The compensation covered includes incentive awards awarded to any individuals (including former employees) who served as an executive officer during the three most recently completed fiscal years preceding the date on which the preparation of an accounting restatement is required, provided that the executive officers were awarded more incentive awards than they would have received if the financial statements had been prepared correctly. The recovery will include an executive incentive award even if the executive was not involved in preparing the financial statements or did not commit misconduct that led to the restatement. Restatements attributable to an inadvertent error also will subject executive officers to the recovery of previously received incentive awards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed by such persons.

Based solely on our review of the copies of reports furnished to us, we believe that during the fiscal year ended December 31, 2023, all executive officers, directors and greater than 10% beneficial owners of our Class A and Class B Common Shares complied with the reporting requirements of Section 16(a) of the Exchange Act.

Compensation Principles for Members of Board of Directors

We plan not to provide director fees to board members who also receive salaries from MDB, its subsidiaries, or partner companies. Should we appoint independent directors, the board of directors will decide their compensation upon their appointment and on an ongoing basis thereafter.

We do not have any defined a compensation plan for our directors. We may adopt one or more forms of compensation arrangements, including cash and stock-based compensation arrangements in the future. Any stock-based compensation plans will be subject to the approval of the holders of the Class A Common Shares as required by the listing rules of Nasdaq and any other applicable laws.

We also will reimburse any persons that are independent members of our board of directors for their reasonable expenses incurred in connection with attending meetings of our board of directors, committee meetings and other activities they undertake on our behalf and on behalf of our subsidiaries and partner companies.

Director Compensation

The following table sets forth the compensation earned by or awarded or paid in 2023 and 2022 to the individuals who served as our independent directors during such period.

Name	Year	Fee	Bonus	Shares	Options Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Susanne Meline	2022	$25,000	$-	$-	$-	$-	$-	$-	$25,000
Susanne Meline	2023	50,000	-	-	-	-	-	-	50,000
Matthew Hayden	2022	25,000	-	-	-	-	-	-	25,000
Matthew Hayden	2023	50,000	-	-	-	-	-	-	50,000
Sean Magennis	2022	25,000	-	-	-5	-	-	-	25,000
Sean Magennis	2023	50,000	-	-	-5	-	-	-	50,000

Limitation of Liability of Directors and Indemnification of Directors and Officers

MDB provides indemnification to each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer or is or was serving at the request of MDB as a director or officer of another corporation or of a partnership, joint venture, trust, or other enterprise, including service with respect to employee benefit plans against all expenses, liability, and loss. The board may authorize the advance of expenses in connection with any proceeding where the person is entitled to indemnification. MDB may purchase and maintain insurance to protect itself and any director, officer, employee or other agent against any expense, whether or not MDB would have the power to indemnify the person.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Indemnification Agreements

We enter into indemnification agreements with each of the persons serving on the board of directors and executive officers of MDB. The indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that apply to any dispute between us and an indemnitee arising under the indemnification agreements.

We also arrange that there are indemnification agreements between our partner companies and their officers and directors. These indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreement form sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that apply to any dispute between us and an indemnitee arising under the indemnification agreements.

Item 11. Executive Compensation

Executive Compensation

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer and our next two most highly compensated executive officers in respect of their service to our company during the years ended December 31, 2023, and 2022. The amounts indicated for the year ending December 31, 2023, do not include any amounts that may be awarded in 2024 as bonus compensation. We refer to these individuals as our named executive officers. The compensation information disclosed herein for our three named executive officers is disclosed in accordance with SEC requirements; such disclosure does not include the compensation for our other executive officers. Our named executive officers for the year ended December 31, 2023 and 2022 respectively, are:

Name and Principal Position	Year	Salary	Bonus	Shares	Options Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher Marlett, CEO (1)	2023	$350,000	$-	$-	$12,650	$-	$-	$-	$362,650
Mo Hayat, Invizyne-CEO	2023	$300,000	$-	$-	$151,800	$-	$-	$-	$451,800
Anthony DiGiandomenico, CTO	2023	$300,000	$-	$-	$12,650	$-	$-	$-	$312,650

(1)	All other compensation is from compensation received from commissions.

Options Exercisable as of December 31, 2023

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Christopher Marlett, CEO	30,298	-	21,642	$1.22	01/31/2028
Mo Hayat, Invizyne-CEO	363,575	-	259,696	$1.22	01/31/2028
Anthony DiGiandomenico, CTO	30,298	-	21,642	$1.22	01/31/2028

Name and Principal Position	Year	Salary	Bonus	Shares	Options Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher Marlett, CEO (1)	2022	$339,583	$-	$-	$10,535	$-	$-	$225	$350,343
Mo Hayat, Invizyne-CEO	2022	$318,750	$-	$-	$126,426	$-	$-	$-	$445,176
Anthony DiGiandomenico, CTO	2022	$262,500	$-	$-	$10,535	$-	$-	$-	$273,035

(1)	All other compensation is from compensation received from commissions.

Options Exercisable as of December 31, 2022

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Christopher Marlett, CEO	9,583	-	15,417	$2.53	01/31/2028
Mo Hayat, Invizyne-CEO	115,000	-	185,000	$2.53	01/31/2028
Anthony DiGiandomenico, CTO	9,583	-	15,417	$2.53	01/31/2028

Equity Compensation

From time to time, in addition to the cash compensation, we grant equity based awards to our named executive officers, which are generally subject to vesting based on each of our named executive officer’s continued service with us.

Executive Employment Arrangements

Christopher Marlett

The Company, through MDB Management, entered into an employment agreement with Christopher Marlett on April 15, 2022. Mr. Marlett acts as the Chief Executive Officer of the Company. Mr. Marlett is paid an initial base annual salary of $350,000, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. Marlett is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. Marlett will generally work in the Dallas, Texas metropolitan area, and he is to be reimbursed for expenses associated with his employment.

Mr. Marlett was granted 1,000,000 RSUs for Class A Common Shares which vest over five years of the employment agreement, a portion of the RSUs have a performance condition tied to the vesting, contingent on his continued employment with the Company.

The employment agreement for Mr. Marlett provides for termination under a number of circumstances, including for and without cause, all of which are set forth with particularity in the agreement. Depending on the circumstance, Mr. Marlett will be paid certain severance amounts of up to a year’s salary and pro rata amounts of the annual bonus, and various insurance premiums for health, dental and vision continued under the COBRA benefits. The agreement provides, in addition to any director indemnification agreement, indemnification in relation to acts undertaken as an executive of the Company.

Mo Hayat

The Company, through MDB Management, entered into an employment agreement with Mo Hayat on April 15, 2022. Mr. Hayat acts as the Chief of Entrepreneurship and Operations of the Company. Mr. Hayat is paid an initial base annual salary of $300,000, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. Hayat is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. Hayat will generally work in the Los Angeles, California metropolitan area, and he is to be reimbursed for expenses associated with his employment.

Mr. Hayat was granted 1,000,000 RSUs for Class A Common Shares which vest over five years of the employment agreement, a portion of the RSUs have a performance condition tied to the vesting, contingent on his continued employment with the Company.

The employment agreement for Mr. Hayat provides for termination under a number of circumstances, including for and without cause, all of which are set forth with particularity in the agreement. Depending on the circumstance, Mr. Hayat will be paid certain severance amounts of up to a year’s salary and pro rata amounts of the annual bonus, and various insurance premiums for health, dental and vision continued under the COBRA benefits. The agreement provides, in addition to any director indemnification agreement, indemnification in relation to acts undertaken as an executive of the Company.

Jeremy James

The Company, through MDB Management, has employed Mr. Jeremy James on an at-will basis since June 8, 2022. Mr. James acts as the Chief Accounting Officer of the Company. Mr. James is paid an initial base annual salary of $180,000, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. James is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. James will generally work in the Dallas, Texas metropolitan area, and he is to be reimbursed for expenses associated with his employment.

Mr. James was granted 100,000 RSUs for Class A Common Shares that vest over five years on each anniversary of the employment, contingent on his continued employment of Mr. James.

Equity Incentive Plan

MDB adopted an equity incentive award plan, the 2022 Equity Incentive Award Plan, that permits it to grant directors, officers, employees and others that contribute to the success of the Company stock options, restricted stock, restricted share units, deferred stock and other equity-based awards. The ultimate value of these various awards is dependent on increases in our Class A Common Share price. Awards are granted to provide the holder of an award with a personal financial interest in our long-term success, encourage retention through vesting provisions and enable us to compete for the services of employees in an extremely competitive market and industry. Objectives of the long-term incentive portion of our compensation package includes aligning the personal and financial interests of management and other employees with shareholder interests; balancing short-term decision-making with a focus on improving shareholder value over the long-term; and providing a means to attract, reward and retain a skilled management team.

The 2022 Equity Incentive Award Plan provides for award grants of up to a base amount of 6,000,000 Class A Common Shares, plus an additional 25% of the issued and outstanding Class A Common Shares outstanding from time to time. As of December 31, 2023, there were 7,073,908 Class A Common Shares committed to the plan. Of this amount, 5,675,000 Class A Common Shares were under outstanding awards, and there were 1,398,908 Class A Common Shares available for future grant. The plan is characterized as an “evergreen” plan, which means as the number of Class A Common Shares outstanding increases, the number of Class A Common Shares available for grant under the 2022 Equity Incentive Award Plan increases. Shareholder approval is required for the plan to comply with certain IRS and Nasdaq requirements. Both the board of directors and shareholders have approved the plan.

The board of directors may grant awards under the plan for up to ten years from the date of plan adoption. The board of directors or a committee thereof will determine the form of award and its terms, such as the vesting period, the exercise period, any vesting criteria that might include performance goals and termination provisions. Typically, termination will be as a result of retirement, disability and the end of employment. Awards may not be issued at less than the fair market value of a Class A Common Share at the time of award. Although awards are typically exercised for a cash payment, the board of directors or applicable committee may issue the awards on a net exercise, or cashless, basis. Management makes recommendations to the board of directors or committee about the form of the award, the amount of the award levels and its terms. Management monitors overhang (a measure of potential earnings dilution from stock awards) as well as run rate (the rate at which stock awards are being awarded from our equity plans) when making recommendations to the board of directors or applicable committee regarding plan awards.

Currently, the plan is not registered under a Form S-8 registration statement. A Form S-8 registration statement for the plan can only be filed once the Company becomes a registrant under the Securities Act or the Exchange Act and meets the criteria for use of a registration statement that incorporates certain information by reference. Until registration, any Class A Common Shares issued pursuant under the plan will be “restricted stock.”

Outstanding Equity Awards Under Plan as of December 31, 2023

MDB has granted restricted stock unit, or RSU, awards to Messrs. Marlett, Hayat and James for an aggregate of 2,100,000 Class A Common Shares, which awards vest as to 20% each year from the date of the person’s employment agreement, so long as the person remains employed by MDB.

MDB has issued RSU awards to certain key persons for an aggregate of 2,000,000 Class A Common Shares, These awards generally vest as to 20% of one-half of the total number of granted RSUs on the thirteenth (13) month anniversary of the listing of the Class A Common Shares on a United States national exchange and then at the rate of 10% of one-half of the total number of RSUs each six months after the date of the initial vesting until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested RSUs will fully vest. The other half of the RSUs will vest at any time after the 13th month anniversary of the listing of the Class A Common Shares on a United States national securities exchange and before the five year anniversary of the date of grant, if and when (y) a Class A Common Share has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2,000,000 Class A Common Shares or more during the 90 consecutive calendar day period, or (z) a Class A Common Shares has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Common Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced by the value of any one or more per share distributions after the date of grant until vested.

MDB has issued RSU awards to various employees and other persons for an aggregate of 1,615,000 Class A Common Shares that generally vest over a period of five years, with 20% of granted RSUs vesting on the thirteenth (13) month anniversary of the listing of the Class A Common Shares on a United States national exchange and then at the rate of 10% of the original amount of RSUs each six months after the date of the initial vesting until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested RSUs will fully vest.

Each of the above RSU awards have provisions for an acceleration of vesting for a change of control of MDB and in the discretion of the board of directors or a committee thereof and may be adjusted by the board of directors or a committee thereof as provided in the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A Common Shares and Class B Common Shares by:

●	each shareholder of our Class A Common Shares who is known by us to beneficially own 5% or more of our Class A Common Shares;

●	each shareholder of our Class B Common Shares;

●	each of our executive officers;

●	each of the members of the board of directors; and

●	all of the members of the board of directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC as defined in Rule 13d-3 of the Exchange Act. A person has beneficial ownership of Class A Common Shares and Class B Common Shares if such individual has the power to vote and/or dispose of the shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, the initial closing are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the Class A Common Shares and Class B Common Shares set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o MDB Capital Holdings, LLC, 14135 Midway Road, Suite G-150, Addison, TX 75001.

Applicable percentage ownership in the following table is based on 4,295,632 Class A Common Shares and 5,000,000 Class B Common Shares outstanding as of March 29, 2024. Because the Class A Common Shares and the Class B Common Shares vote together on all matters, we also give the percentage ownership of the combined classes, allocating one vote for each Class A Common Share and five votes for each Class B Common Share.

	Class A		Class B
	Number (1)	Percent of Class (2)	Number (1)	Percent of Class (3)	Percent of Combined Total Voting Power % (4)
Named Executive Officers and Directors
Christopher Marlett (5)	79,933	2.1%	3,755,000	75.1%	65.3%
Anthony DiGiandomenico (5)	26,645	0.7%	1,245,000	24.9%	21.6%
George Brandon (5)	-	-	-	-	-
Mo Hayat (5)	-	-	-	-	-
Jeremy W. James (6)	-	-	-	-	-
Susanne Meline (6)	24,500	0.6%	-	-	0.1%
Matthew Hayden (6)	30,000	0.8%	-	-	0.1%
Sean Magennis (6)	-	-	-	-	-
All executive officers and directors as a group (8 persons) (7)	161,078	4.2%	5,000,000	100.0%	87.1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 4,295,632 Class A Common Shares issued and outstanding as of March 29, 2024.
(3)	Based on a total of 5,000,000 shares of the Class B Common Shares issued and outstanding as of March 29, 2024.
(4)	Based on a total of 9,295,632 Class A and Class B Common Shares issued and outstanding as of March 29, 2024, with each Class A Common Share entitled to one vote and each Class B Common Share entitled to five votes, representing a total of 29,295,632 votes in respect of shareholder matters presented to the holders of Common Shares.
(5)	Does not include 1,000,000 restricted share units (RSUs) for the Class A Common Shares vesting through April 2027.
(6)	Does not include 100,000 restricted share units (RSUs) for the Class A Common Shares vesting through April to June of 2027.
(7)	Does not include 4,600,000 restricted share units (RSUs) for the Class A Common Shares vesting through April to September of 2027.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

As part of the organization of MDB Capital Holdings, LLC and reorganization of MDB Capital Group LLC (now Public Ventures, LLC), it was necessary for MDB Capital Group LLC to distribute most of its assets, including making a committed cash distribution, to its then two owners, Messrs. Christopher A. Marlett and Anthony DiGiandomenico. Thereafter, these two individuals contributed back to MDB Capital Holdings, LLC certain assets that would continue to be part of the corporate group in exchange for 5,000,000 Class B Common Shares of MDB Capital Holdings, LLC. The recontributed assets included MDB Capital Group LLC (now renamed Public Ventures LLC,), PatentVest, Inc., and a majority ownership interest in the common stock of Invizyne Technologies, Inc. The committed cash distribution was distributed shortly after completion of the private placement by MDB Capital Holdings, LLC in June 2022, in the amount of $2,723,700, the delay of the actual distribution being necessitated by regulatory requirements of FINRA.

Messrs. Marlett and DiGiandomenico own all the Class B Common Shares, each of which has five votes per share and vote together with the Class A Common Shares as a single class on all matters on which a vote of the common shares is required, including the board of directors.

Messrs. Marlett and DiGiandomenico own MDB Capital S.A., a Nicaraguan entity, that provides services to the Company and its subsidiaries on an out-source, as requested basis. During the years ended December 31, 2023, and 2022 the Company paid MDB Capital S.A. $1,123,401 and $1,107,313, respectively. MDB Capital Holdings, LLC continues to have a service agreement with MDB Capital S.A.

PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA, a company for which two of our executive officers serve as board members, Anthony DiGiandomenico, our Chief of Transactions, and Lou Basenese, President of Public Ventures. For the year ended December 31, 2023, there were no revenues recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $16,665 related to transactions with ENDRA have been deferred.

The Company leased its Dallas headquarters office space in a building owned by Messrs. Marlett until December 20, 2022, when it moved to new offices at 14135 Midway Road, Suite G-150, Addison, TX 75001. During the years ended December 31, 2023, and 2022, the Company paid lease expenses to these related parties of $0 and $19 thousand, respectively.

In July 2022, the Company distributed to its two principal members a cash distribution of $2,723,700.

General Policy for Evaluating Related Party Transactions

Related party transactions will be reviewed by the audit committee, generally under its authority to review situations that give rise to conflicts of interest, as set forth in the Audit Committee Charter. The policy of the Company is to evaluate those situations where an individual’s private interests interfere or conflict in any way (or even appear to interfere or conflict) with the interests of the Company. A common situation is one that involves a transaction between the Company and a party that is a director, officer or employee, or their respective related parties or affiliates or an entity under the control of those persons. The audit committee shall review the material facts of all related party transactions with the objective of determining to either approve or disapprove the Company entering into the transaction. The audit committee will review the relevant facts and circumstances of a related party transactions taking into account, among other factors, (i) whether the transaction was undertaken in the ordinary course of business of the Company, (ii) whether the related party transaction was initiated by the Company or the related party, (iii) whether the transaction is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, (iv) the purpose of, and the potential benefits to the Company of, the related party transaction, (v) the approximate dollar value and the terms of the obligations involved in the related party transaction, (vi) the extent of the related party’s interest in the transaction, and (vii) any other information that would be material to investors in light of the circumstances of the particular transaction. Approval may be a standing approval for the same types of transactions, where it is warranted. The audit committee may also ratify related party transactions that have occurred, but related parties are encouraged to seek prior approval of a transaction so as not to face the situation of having to unwind or modify it.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2023 and 2022, RBSM, LLP and BDO USA, P.C., respectively, was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm:

	RBSM, LLP 2023	BDO USA, P.C. 2022
Audit fees (1)	$150,000	$776,822
Audit-related fees (2)	135,000	-
Tax fees	-	-
Total principal accountant fees and services	$285,000	$776,822

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit-related fees consist of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit fees.

On December 20, 2023, the Audit Committee of MDB approved the engagement of RBSM, LLP as the Company’s new independent registered public accounting firm for the year ending December 31, 2023, and to review the Company’s quarterly consolidated financial statements of the 2024 fiscal year. The change was effective on December 20, 2023. In connection with the selection of RBSM, the Audit Committee dismissed BDO USA, P.C. as the Company’s independent registered public accounting firm on December 20, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements of MDB Capital Holdings, LLC are filed as part of this Annual Report on Form 10-K:

b. Exhibits

See “Exhibit Index” on the page following the consolidated financial statements and related footnotes and the signature page to this Annual Report on Form 10-K.

c. Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required, or (ii) the information has been presented in the aforementioned financial statements.

Item 16. Form 10-K Summary

The Company has elected not to provide the summary of information under this item.

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

Members and Board of Directors of

MDB Capital Holdings, LLC and Subsidiaries

Addison, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MDB Capital Holdings, LLC and Subsidiaries (collectively, the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Retrospective Adjustment for Stock Dividend

We also have audited the retrospective adjustments to the 2022 consolidated financial statements to retrospectively apply the change due to a stock dividend at one of the Company’s subsidiaries, as described in Note 5. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to these retrospective adjustments for the stock dividend and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

New York, NY

March 29, 2024

Report of Independent Registered Public Accounting Firm

Members and Board of Directors

MDB Capital Holdings, LLC

Addison, Texas

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the stock-dividend described in Note 5, the accompanying consolidated balance sheet of MDB Capital Holdings, LLC (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended (the 2022 consolidated financial statements before the effects of the adjustments discussed in Note 5 are not presented herein). In our opinion, the 2022 consolidated financial statements, before the effects of the adjustments to retrospectively apply the stock-dividend described in Note 5, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the stock-dividend described in Note 5 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by RBSM, LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2021 to 2023.

Dallas, Texas

March 23, 2023

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Cash and cash equivalents	$6,109,806	$4,952,624
Cash segregated in compliance with regulations	1,247,881	-
Grants receivable, includes unbilled receivables of $695,598 and $783,520	882,319	809,532
Clearing deposits	260,000	-
Prepaid expenses and other current assets	523,788	309,818
Investment securities, at amortized cost (U.S. Treasury Bills)	24,658,611	16,188,920
Investment securities, at fair value (held by our licensed broker dealer) (Notes 1 and 2)	5,771,634	832,577
Investment securities, at cost less impairment (held by our licensed broker dealer)	-	50,000
Investment securities, at cost less impairment	200,000	200,000
Deferred offering cost	69,303	323,224
Deferred costs related to deferred revenue	75,328	-
Property and equipment, net	866,490	624,644
Operating lease right-of-use asset, net	2,320,119	1,409,732
Total assets	$42,985,279	$25,701,071

LIABILITIES AND EQUITY
Accounts payable	$578,214	$698,782
Accrued expenses	1,105,078	254,745
Payables to non-customers	1,405,293	-
Deferred grant reimbursement	140,703	214,998
Deferred revenue	20,000	-
Operating lease liability	2,415,889	1,423,538
Total liabilities	5,665,177	2,592,063
Commitments and Contingencies (Note 8)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A Common Shares, 95,000,000 authorized shares at no par value; 4,295,632 and 2,628,966 shares issued and outstanding, respectively	-	-
Class B Common Shares, 5,000,000 authorized shares at no par value; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	-	-
Paid-in-capital	49,405,779	27,764,453
Accumulated deficit	(12,092,927)	(5,124,110)
Total MDB Capital Holdings, LLC equity	37,312,852	22,640,343
Non-controlling interest	7,250	468,665
Total equity	37,320,102	23,109,008
Total liabilities and equity	$42,985,279	$25,701,071

See accompanying notes to consolidated financial statements

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Operating income:
Unrealized gain/(loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,503,649	$15,433
Realized (loss)/gain on investment securities, net (from our licensed broker dealer)	8	(7)
Fee income (from our licensed broker dealer)	4,233,120	1,115,001
Impairment of investment securities	(50,000)	-
Other operating income	308,250	88,539
Total operating income, net	5,995,027	1,218,966

Operating costs:
General and administrative costs:
Compensation	8,627,022	2,822,693
Operating expense, related party	1,123,401	1,107,313
Professional fees	1,695,017	1,653,760
Information technology	602,393	348,621
Clearing and other charges	389,963	16,112
General and administrative-other	1,532,197	1,024,697
Total general and administrative costs	13,969,993	6,973,196
Research and development costs, net of grants amounting to $2,954,208 and $2,312,857	528,178	348,085
Total operating costs	14,498,171	7,321,281
Net operating loss	(8,503,144)	(6,102,315)
Other income and expenses:
Interest income	919,345	227,249
Net loss before income taxes	(7,583,799)	(5,875,066)
Income taxes	127,918	-
Net loss	(7,711,717)	(5,875,066)
Less net loss attributable to non-controlling interests	(742,900)	(561,013)
Net loss attributable to MDB Capital Holdings, LLC	$(6,968,817)	$(5,314,053)
Loss per share attributable to MDB Capital Holdings, LLC:
Loss per Class A Common Share – basic and diluted	$(1.04)	$(1.20)
Weighted average of Class A Common Shares outstanding – basic and diluted	3,099,285	1,522,923
Loss per Class B Common Share – basic and diluted	$(0.75)	$(0.70)
Weighted average of Class B Common Shares outstanding – basic and diluted	5,000,000	5,000,000

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2023 and 2022

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$-	$468,665	$23,109,008
Issuance of Class A Common Shares, net costs of initial public offering	1,666,666	-	-	-	17,444,659	-	-	-	17,444,659
Issuance of warrants to purchase Class A Common Shares	-	-	-	-	65,411	-	-	-	65,411
Stock-based compensation	-	-	-	-	4,131,256	-	-	281,485	4,412,741
Net loss	-	-	-	-	-	(6,968,817)	-	(742,900)	(7,711,717)
Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$-	$7,250	$37,320,102

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance - December 31, 2021	-	$-	-	$-	$-	$-	$6,239,168	$522,169	$6,761,337
Distribution of Invizyne and PatentVest to members’	-	-	-	-	-	-	(661,799)	-	(661,799)
Net loss from January 1, 2022 to January 16, 2022	-	-	-	-	-	-	(189,943)	(19,239)	(209,182)
Balance at January 16, 2022	-	-	-	-	-	-	5,387,426	502,930	5,890,356
Elimination of members’ equity and non-controlling interest upon reorganization (Note 1)	-	-	-	-	-	-	(5,387,426)	(502,930)	(5,890,356)
Members contribution of net assets of Public Ventures, Invizyne and PatentVest and establishment of non-controlling interest	-	-	5,000,000	-	6,049,225	-	-	502,930	6,552,155
Issuance of Class A Common Shares, net costs of private placement	2,628,966	-	-	-	24,946,142	-	-	-	24,946,142
Issuance of warrants to purchase Class A Common Shares	-	-	-	-	106,940	-	-	-	106,940
Distribution to members (made by our licensed broker dealer) (Notes 1 and 2)	-	-	-	-	(2,723,700)	-	-	-	(2,723,700)
Acquisition of non-controlling interest in PatentVest	-	-	-	-	(325,000)	-	-	-	(325,000)
Ownership change of non-controlling interest	-	-	-	-	(289,154)	-	-	289,154	-
Stock-based compensation	-	-	-	-	-	-	-	218,355	218,355
Net loss	-	-	-	-	-	(5,124,110)	-	(541,774)	(5,665,884)
Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$-	$468,665	$23,109,008

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,711,717)	$(5,875,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) on investment securities, net	(1,503,649)	(15,433)
Accretion of investments at amortized cost (U.S Treasury Bills)	(710,584)	-
Realized loss (gain) on investment securities, net (from our licensed broker dealer)	(8)	7
Stock-based compensation	4,412,741	218,355
Depreciation of property and equipment	196,938	147,750
Non-cash lease expense	81,964	13,806
Deferred costs related to revenue	(75,328)	-
Accretion of deferred grant reimbursement	(38,880)
Purchases of investment securities, at fair value (made by our licensed broker dealer)	(1,587,500)	(854,108)
Purchases of investment securities, at cost less impairment	-	(200,000)
Proceeds from sales of investment securities (from our licensed broker dealer)	632,851	-
Warrants issued as part of an investment banking deal	165,087	-
Income recognized from warrants received	(2,645,620)	-
Impairment of investment securities	50,000	-
Deferred revenue	20,000	-
Changes in operating assets and liabilities:
(Increase) in -
Grants receivable	(72,787)	(341,179)
Prepaid expenses and other current assets	(473,970)	(67,130)
Increase (decrease) in -
Accounts payable	(120,786)	122,290
Accrued expenses	850,333	224,995
Payables to non-customers	1,405,293	-
Deferred grant reimbursement	(35,415)	53,893
Net cash used in operating activities	(7,161,037)	(6,571,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities, at amortized cost (U.S. Treasury Bills)	(32,455,756)	(27,073,172)
Proceeds from payments and maturities of investment securities, at amortized cost (U.S. Treasury Bills)	24,696,649	10,884,252
Purchases of property and equipment	(438,784)	(193,252)
Net cash used in investing activities	(8,197,891)	(16,382,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	25,289,660
Proceeds from initial public offering	19,999,992	-
Costs of private placement	-	(436,578)
Costs of initial public offering	(2,166,698)	-
Deferred costs of initial public offering	(69,303)	(323,224)
Distribution to members (made by our licensed broker dealer)	-	(2,723,700)
Acquisition of non-controlling interest in PatentVest	-	(125,000)
Net cash provided by financing activities	17,763,991	21,681,158

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	2,405,063	(1,272,834)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	4,952,624	6,225,458

CASH AND CASH EQUIVALENTS - END OF YEAR	$7,357,687	$4,952,624

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$9
Income taxes	$127,918	$-

Non-cash investing and financing activities:
Ownership change of non-controlling interest	$-	$502,930
Record right-of-use asset and operating lease liability	$698,249	$813,003
Modification of lease - right-of-use asset and lease liability	317,531	-
Warrants received as part of an investment banking deal	$2,480,533	$-
Relinquishment of deferred costs of initial public offering from prior year	$323,224	$-
Sales of warrants	$-	$27,757
Partner contribution of members equity into MDB Capital Holdings, LLC	$-	$6,049,225
Issuance of Class A Common Shares in exchange for non-controlling interest in PatentVest	$-	$200,000
Investment securities, at cost less impairment, received in lieu of cash payment	$100,000	-
Issuance of warrants to purchase Class A stock related to the initial public offering closed on September 20, 2023	$65,411	$-
Issuance of warrants to purchase Class A Common Shares related to the private placement offering on June 15, 2022	$-	$106,940

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$6,109,806	$4,952,624
Cash segregated in compliance with regulations	1,247,881	-
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$7,357,687	$4,952,624

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

Prior to January 14, 2022, Public Ventures owned majority interests in PatentVest and Invizyne. On January 14, 2022, Public Ventures distributed 100% of its equity interests in PatentVest and Invizyne to its members in proportion to their respective interests. On January 15, 2022, Public Ventures filed with the Internal Revenue Service to be treated as a corporation for federal income tax purposes. On January 16, 2022, the members of Public Ventures contributed their entire interests in the equity of Public Ventures, Invizyne and PatentVest to MDB, as result of which MDB became the new parent holding company. There was no effective change in the beneficial ownership of Public Ventures as a result of this transaction. On the same day as part of the reorganization, MDB established a management company subsidiary called MDB CG Management Company, Inc. These reorganization steps are collectively referred to as the “reorganization”. In connection with the reorganization, 5,000,000 Class B Common Shares were issued in exchange for the members’ equity.

The reorganization was completed between entities that were under common control, and the assets contributed and liabilities assumed are recorded based on their historical carrying values. These financial statements retroactively reflect the financial statements of the Company and Public Ventures on a consolidated basis for the periods presented.

On January 16, 2022, the Company issued 100,000 shares of Class A Common Shares for the non-controlling interest in PatentVest.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 shares of Class A Common Shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 shares of Class A Common Shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A Common Shares, or $24,746,142 net of $543,518 of offering expenses, which will be used for development of the current partner companies, identifying and developing new partner companies, and general corporate and working capital requirements. In conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 shares of Class A Common Shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The warrants to purchase 8,277 Class A Common Shares that were issued to Cambria Capital LLC, a soliciting dealer in this offering, as non-cash compensation in the June 2022 private placement have been amended such that they are not exercisable more than five years from the date of commencement of sales in this offering. These securities are deemed underwriter compensation under FINRA Rule 5110 for purposes of the offering and are subject to a lock up of 180 days from the commencement date of the Offering pursuant to FINRA Rule 5110(e)(1) and in compliance with the FINRA lock-up restrictions and exceptions pursuant to FINRA Rule 5110(e). The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital for the warrants issued.

On July 1, 2022, the Company made a cash distribution of $2,723,700 to the former members of Public Ventures in accordance with its private offering memorandum.

On September 20, 2023, MDB completed an initial public offering (IPO), consisting of the sale of 1,666,666 shares of Class A Common Shares at $12.00 per share, for gross proceeds of $19,999,992. Accordingly, the Company received total gross proceeds of $19,999,992 from the sale of 1,666,666 shares of Class A Common Shares, or $17,444,659 net of $2,555,333 of offering expenses. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16,667 shares of Class A Common Shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65,411, as calculated pursuant to the Black-Scholes option-pricing model and accounted for as issuance costs that were accounted for as equity instruments and recorded against paid in capital. The inputs used to determine the fair value was Common Stock price of $12.00, option exercise price of $15.00, expected life in years of 2.4452 years, with a contract life of 5 years, risk-free rate of 4.79%, expected annual volatility of 59.99%, and annual rate of dividends of $0.

On February 1, 2024 the board of directors for Invizyne approved a stock dividend at the rate of 1.0775673 share for every one (1) share of our issued and outstanding Common Stock. No fractional shares were issued as a result of the stock dividend; any fractional share resulting from the stock dividend was rounded up to the next whole share. As a result of the stock dividend, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by us and outstanding immediately prior to the effective time of the stock dividend, which resulted in a proportionate increase in the number of shares of our Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants and a proportionate decrease in the exercise price of all such stock options, restricted stock units and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans increased proportionately. All share and per share amounts of Common Stock have been retroactively adjusted to reflect the Common Stock dividend.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at December 31, 2023 and 2022 relate to the interests of third parties in the partially owned subsidiaries.

The managing members of the Company have a controlling interest in PatentVest, S.A., a company organized and based in Nicaragua (which was renamed MDB Capital, S.A in 2022). As the Company itself does not have a controlling financial interest in this entity, management has determined PatentVest, S.A. is not a variable interest entity and should not be consolidated as it has no ownership interests, so has excluded this entity from the Company’s consolidated financial statements. It is the Company’s policy to reevaluate this conclusion on an annual basis or if there are significant changes in ownership.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the valuation of investment securities, accruals for potential liabilities, valuing equity instruments issued for services, the estimate of the fair value of the lease liability and related right of use assets, and the realization of any deferred tax assets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. There were $598,714 and $0 cash equivalents held by the Company at December 31, 2023 and 2022, respectively.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. At December 31, 2023, the Company held $5,511,092 of unsegregated cash and $598,714 of cash equivalents. At December 31, 2023, the Company had approximately $3,943,000 of cash and segregated cash in financial institutions in excess of FDIC insured limits. The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. There have been no credit risk losses in 2023

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the years ended December 31, 2023 and 2022.

The Company’s membership agreement with the DTC requires that we maintain a line of credit with our settlement bank in the amount $2,000,000, to be drawn down upon as needed for self-clearing operations. The Company has established a line of credit with its settlement bank, Lakeside Bank, which is collateralized by a $2,000,000 deposit of cash at Lakeside. The collateral amount may be withdrawn, but the availability of the line of credit is dependent upon the maintenance of such compensating balance and is included in cash and cash equivalents on the Statement of Financial Condition.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At December 31, 2023, the Company had $1,247,881 of segregated cash consisting of funds held in reserve for non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At December 31, 2023, these deposits totaled $260,000.

Prepaid and Other Expenses

The Company has prepaid and other expenses totaling $523,788 at December 31, 2023 consisting of acquired intangible assets totaling $43,500, prepaid professional fees totaling $95,000, security deposits totaling $47,380, various prepaid expense of $325,777, and other assets of $12,131. Prepaid and other expenses totaling $309,818 at December 31, 2022 consisting of acquired intangible assets totaling $43,500, security deposits totaling $34,103, derivative asset of $64,395, various prepaid expenses totaling $61,994, receivables totaling $47,932, and other assets of $57,894.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s consolidated balance sheet as of December 31, 2023 and 2022.

The Company has elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. Because the Company’s leases do not provide an implicit rate of return, the Company used the Company’s incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Stock Based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. The Company recognized stock based compensation expense using the straight-line attribution method over the requisite service period. The Company’s subsidiary issued stock-options and the fair value is determined utilizing Black-Scholes options-pricing model. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. The Company records a liability for the tax withholding to be paid by it as a reduction to Additional paid-in capital.

Investment Securities

The Company strategically invests funds in U.S. Treasury Bills, early-stage technology companies, and equity securities and options of publicly traded and privately held companies. The Company classifies investment securities as investment securities, at amortized cost, investment securities, at fair value, or investment securities, at cost less impairment.

Investment securities, at amortized cost - This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Initially, the cost of these securities was recorded, and later on, they were assessed at amortized cost, which was modified for unamortized purchase premiums and discounts, and also for credit losses provision. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the other operating income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company currently only holds investments in U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because it expects to hold these securities until maturity, it does not expect to realize any losses.

Investment securities, at fair value - This is comprised of equity investments held by the broker dealer subsidiary and are reported at fair value with changes in fair value recognized in the statement of operations. Purchases and sales of equity securities, consisting of common stock and warrants to purchase common stock, are recorded based on the respective market price quotations on the trade date. Realized gains and losses on investments represent the net gains and losses on investments sold during the period based on the average cost method. Differences between the fair value of investments at the beginning of the year and the end of the year are recorded on the income statement as unrealized gains and losses.

Investment securities, at cost less impairment - This is comprised of equity securities without a readily determinable fair value held by the broker dealer subsidiary, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and determined that a full impairment of such securities held at the year ended December 31, 2023.

Investment securities are as follows:

	December 31, 2023	December 31, 2022
Investment securities, at amortized cost:
U.S Treasury Bills	$24,658,611	$16,188,920
Investment securities, at amortized cost	$24,658,611	$16,188,920

Broker/Dealer Securities

	December 31, 2023	December 31, 2022
Investment securities, at fair value:
Common stock of publicly traded companies	$2,603,579	$787,137
Warrants of publicly traded companies	3,168,055	45,440
Investment securities, at fair value	$5,771,634	$832,577

Investment securities, at cost less impairment
Preferred stock of private company (not market listed)	$-	$50,000
Investment securities, at cost less impairment	$-	$50,000

Non-Broker/Dealer Securities

	December 31, 2023	December 31, 2022
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$200,000	$200,000
Investment securities, at cost less impairment	$200,000	$200,000

For investment securities at fair value held at the end of each year, net unrealized gain of $1,503,649 and $15,433 were recognized in the statement of operations for years ended December 31, 2023 and 2022, respectively.

The amortized cost, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2023 are as follows:

	Amortized Cost as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of December 31, 2023
U.S Treasury Bills maturing 02/13/24, 04/04/24, 04/18/24 and 04/23/24	$24,658,611	$6,031	$-	$24,664,642
Total assets	$24,658,611	$6,031	$-	$24,664,642

The amortized cost, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 are as follows:

	Amortized Cost as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of December 31, 2022
U.S Treasury Bills maturing 05/11/23 and 10/05/23	$16,188,920	$-	$(51,645)	$16,137,275
Total assets	$16,188,920	$-	$(51,645)	$16,137,275

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

The Company’s financial instruments primarily consist of cash and investment securities, and securities sold, not yet purchased. As of the statement of financial condition date, investment securities, and securities sold and not yet purchased are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis is as follows:

Investment securities, at fair value and securities sold, not yet purchased: These securities are valued based on quoted prices from the exchange or other trading platform. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in level 1 of the fair value hierarchy.

A description of the valuation techniques applied to the Company’s other financial assets and liabilities is as follows:

Investment securities, at amortized cost: The fair value of U.S. Treasury Bills classified as held-to-maturity investment securities is based on the market price and is classified as level 1 of the fair value hierarchy.

Investment securities, at cost less impairment: Non-public equity securities and simple agreements for future equity are valued based on the initial investment, less impairment. The Company determined that an impairment is warranted. Since these securities are not actively traded, we will apply valuation adjustments when they become available, and they are categorized in level 3 of the fair value hierarchy. The Company fully impaired a SAFE that was previously valued at $100,000 and stock that was previously valued at $50,000 both were held at the year ended December 31, 2023.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities - common stock	$2,603,579	$-	$-	$2,603,579

Investment Securities (held by our licensed broker dealer)	Warrants	-	34,597	3,133,458	3,168,055

Total assets measured at fair value (held by our licensed broker dealer)		$2,603,579	$34,597	$3,133,458	$5,771,634

During the year ended December 31, 2023, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2022	$-
Receipt from investment banking fees	2,645,620
Realized gains	-
Unrealized gains	652,925
Sales or distribution	(165,087)
Purchases	-
December 31, 2023	$3,133,458

The following table present information about significant unobservable inputs related to material components of Level 3 warrants as of December 31, 2023.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Warrants	$3,133,458	Black Scholes	Volatility	128.85%	128.85%

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

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of December 31, 2023, there is $2,020,189 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of December 31, 2023, there is no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Developed software	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022

Laboratory equipment	$885,696	$803,030
Furniture and fixtures	49,838	10,270
Developed software	113,114	-
Leasehold improvements	279,161	75,725
Total property and equipment	1,327,809	889,025
Less: Accumulated depreciation	(461,319)	(264,381)
Property and equipment, net	$866,490	$624,644

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures. PatentVest and Invizyne have had limited activity during the years ended December 31, 2023 and 2022.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the years ended December 31, 2023, and 2022, respectively.

Investment banking revenues consist of private placement fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of December 31, 2023, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of December 31, 2023 and 2022, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

During the year ended December 31, 2023, the Company’s technology development segment revenue, which was derived from a single feasibility study, which is not a typical service offered by the Company. The revenue generated from this study represents a direct reimbursement of costs incurred in completing the study.

PatentVest recognize revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. PatentVest enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation for the entire contract or a portion of the contract. When performance obligations are combined into a single contract, PatentVest utilizes stand-alone selling price to allocate the transaction price among the performance obligations.

Certain contracts or portions of contracts are duration-based which, in the event of customer cancellation, provide PatentVest with an enforceable right to a proportional payment for the portion of the services provided. Accordingly, revenue from duration-based contracts is recognized using a time-based measure of progress, which PatentVest believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period. Revenue from certain contracts is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred. Payments received in advance of services being rendered are recorded as a component of contract liabilities.

The PatentVest’s contract liabilities which is presented as Deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2021	$-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of December 31, 2022	-
Amounts billed but not recognized	100,000
Revenue recognized	80,000
Balance as of December 31, 2023	$20,000

Research Grants

Invizyne receives grant reimbursements, which are netted against research and development expenses in the consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion recorded as deferred grant reimbursements and included in liabilities in the consolidated balance sheet.

Grants function on a reimbursement model are accounted for using the accrual method. They are treated as reductions to expenses, corresponding to the amount of disbursements and obligations eligible for reimbursement. These are for permissible expenses incurred as of December 31, 2023 and 2022, respectively. The reimbursements are anticipated to be received from the respective funding entities in the following year. Management considers such receivables at December 31, 2023 and 2022, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying consolidated financial statements.

Summary of grants receivable activity for the years ended December 31, 2023 and 2022, is presented below:

	2023	2022

Balance at beginning of year	$809,532	$468,353
Grant costs expensed	2,836,876	2,312,857
Grants for equipment purchased	-	72,451
Grant fees	117,332	79,724
Grant funds received	(2,881,421)	(2,123,853)
Balance at end of year	$882,319	$809,532

The Company has five grants provided by National Institute of Health and the Department of Energy. The first grant was awarded on October 1, 2019 and the latest grant is set to expire on August 31, 2024, however grants can be extended or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond the complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statement of operations. For the years ended December 31, 2023 and 2022, respectively, grants amounting to $2,836,876 and $2,312,857 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the years ended December 31, 2023 and 2022, respectively, totaled $2,954,208 and $2,465,032, which includes grant costs expensed, grants for equipment purchased, and grants fees.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of Invizyne’s technology. For the years ended December 31, 2023 and 2022, research and development costs prior to offset of the grants amounted to $3,482,386, and $2,660,942, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $107,925 and $259,246 for the years ended December 31, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Recently Issued Accounting Pronouncements

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

On January 1, 2020, The Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), and retrospectively applied the guidance to prior transactions.

The amendments in ASU 2021-10 require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Segment Reporting

In its operation of the business, management, including the Company’s chief operating decision maker, who is also the Company’s Chief Executive Officer, reviews certain financial information, including segmented profit and loss and balance sheet statements.

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

The technology development segment currently has one subsidiary, Invizyne. Invizyne is a research and development stage synthetic biology company.

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

The following sets forth the long-lived assets and total assets by segment at December 31, 2023:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$113,114	$2,344,895	$728,600	$-	$3,186,609
Total assets	$15,038,602	$3,558,509	$24,388,168	$-	$42,985,279

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,503,649	$-	$-	$-	$1,503,649
Realized gain on investment securities (from our licensed broker dealer)	8	-	-	-	8
Fee income (from our licensed broker dealer)	4,233,120	-	-	-	4,233,120
Impairment loss	(50,000)	-	-	-	(50,000)
Other operating income	237,481	70,769	-	-	308,250
Total operating income, net	5,924,258	70,769	-	-	5,995,027

Operating costs:
General and administrative costs:
Compensation	2,830,702	596,174	5,200,146	-	8,627,022
Operating expense, related party	904,004	-	219,397	-	1,123,401
Professional fees	440,123	436,339	818,555	-	1,695,017
Information technology	491,352	21,803	89,238	-	602,393
Clearing and other charges	389,963	-	-	-	389,963
General and administrative-other	365,158	284,494	882,545	-	1,532,197
General and administrative costs	5,421,302	1,338,810	7,209,881	-	13,969,993
Research and development costs	-	528,178	-	-	528,178
Total operating costs	5,421,302	1,866,988	7,209,881	-	14,498,171
Net operating income (loss)	502,956	(1,796,219)	(7,209,881)	-	(8,503,144)
Other income and expense:
Less: interest expense	123,382	-	-	123,382	-
Less: Change in fair value of SAFE	-	200,000		200,000	-
Interest income	115,604	100	803,641	-	919,345
Income (loss) before income taxes	495,178	(1,996,119)	(6,406,240)	323,382	(7,583,799)
Income tax expense	22,091	105,827	-	-	127,918
Net income (loss)	473,087	(2,101,946)	(6,406,240)	323,382	(7,711,717)
Less net loss attributable to non-controlling interests	-	(742,900)	-	-	(742,900)
Net loss attributable to MDB Capital Holdings, LLC	$473,087	$(1,359,046)	$(6,406,240)	$323,382	$(6,968,817)

The following sets forth the long-lived assets and total assets by segment at December 31, 2022:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$-	$1,216,418	$817,958	$2,034,376
Total assets	$4,737,137	$2,685,277	$18,278,277	$25,701,071

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income (loss):
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$15,433	$-	$-	$15,433
Realized loss on investment securities (from our licensed broker dealer)	(7)	-	-	(7)
Fee income (from our licensed broker dealer)	1,115,001	-	-	1,115,001
Other operating income	88,539	-	-	88,539
Total operating income (loss), net	1,218,966	-	-	1,218,966

Operating costs:
General and administrative costs:
Compensation	1,628,741	408,162	785,790	2,822,693
Operating expense, related party	974,396	-	132,917	1,107,313
Professional fees	831,532	235,033	587,195	1,653,760
Information technology	313,789	18,552	16,280	348,621
Clearing and other charges	16,112	-	-	16,112
General and administrative-other	309,919	322,838	391,940	1,024,697
General and administrative costs	4,074,489	984,585	1,914,122	6,973,196
Research and development costs	-	348,085	-	348,085
Total operating costs	4,074,489	1,332,670	1,914,122	7,321,281
Net operating loss	(2,855,523)	(1,332,670)	(1,914,122)	(6,102,315)
Other income:
Interest income (from U.S Treasury Bills)	38,861	98	188,290	227,249
Loss before income taxes	(2,816,662)	(1,332,572)	(1,725,832)	(5,875,066)
Income tax expense	-	-	-	-
Net loss	(2,816,662)	(1,332,572)	(1,725,832)	(5,875,066)
Less net loss attributable to non-controlling interests	-	(561,013)	-	(561,013)
Net loss attributable to MDB Capital Holdings, LLC	$(2,816,662)	$(771,559)	$(1,725,832)	$(5,314,053)

4. Equity and Non-Controlling Interests

Equity

Preferred shares – 10,000,000 shares authorized, no shares issued and outstanding. The board of directors may designate preferred shares to be issued, and may rank preferred shares as junior to, on parity with or senior to other preferred shares (in each case, with respect to distributions or other payments in respect of shares). Since the board of directors may set all the terms of any class of preferred shares, these are considered “blank check” preferred shares. Currently the board has not defined dividend and liquidation preference, participation rights, call prices and dates, sinking-fund requirements, or terms that may change the conversation or exercise price.

Class A Common Shares – 95,000,000 shares authorized, 4,295,632 shares issued and outstanding. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5,000,000 shares authorized, 5,000,000 issued and outstanding. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

Non-Controlling Interests

During the year ended December 31, 2023, the ownership interest in Invizyne ranged from 60.94% to 59.0%, with the non-controlling interest ranging from 39.06 % to 41.0% (weighted average of 39.54%). During the year ended December 31, 2022, the ownership interest in Invizyne ranged from 56.4% to 59.0%, with the non-controlling interest ranging from 43.6% to 41.0% (weighted average of 42.1%) While not always having over 50% of a controlling interest, the Company had an agreement with other shareholders to form a voting consensus; therefore, Invizyne is accounted for the year ended December 31, 2022, respectively, under the consolidation method.

During each period, controlling and non-controlling interests changes as a result of capital infusions from MDB Capital Holdings, LLC. For the years ended December 31, 2023, and 2022, there were capital infusions of $0 and $1,355,070, respectively. The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the non-controlling interest owner. As of December 31, 2023 and 2022, the Company’s equity interest in Invizyne was 60.94% and 59.0%, respectively, and the remaining equity interest was owned by the non-controlling interests as presented below:

	For the Year Ended December 31,
	2023	2022

Invizyne net loss	$(1,901,946)	$(1,332,572)
Weighted average non-controlling percentage	39.06%	42.1%
Net loss non-controlling interest	$(742,900)	$(561,013)
Prior period balance	468,665	522,169
Stock-based compensation	281,485	218,355
Ownership change of non-controlling interest	-	289,154
Ending period balance	$7,250	$468,665

If a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock based compensation, a change of the non-controlling ownership is recognized based on the amount invested as required, and per ASC 810-45-21A, the carrying amount of the non-controlling interest is adjusted to reflect the change in the non-controlling ownership in the subsidiary’s net assets. Since there was a change in the equity, a reclassification of the non-controlling interest in the subsidiary’s net assets is required and demonstrated in the ending period balance above.

5. Stock-Based Compensation

Invizyne’s 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the Invizyne shareholders, permits grants to its officers, directors, and employees for up to 1,877,664 shares of Invizyne’s Common Stock. On May 1st, 2023 the board approved an increase of 3,116,351. The 2020 Plan authorizes the use of stock options, shares of restricted stock, and restricted stock units, among other forms of equity based awards.

On May 1, 2023, stock options to purchase 103,880 shares of Common Stock were granted at an exercise price of $1.66 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $1.66, option exercise price of $1.66, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 3.64%, expected annual volatility of 121.70%, and annual rate of dividends of $0. On November 1, 2023, stock options to purchase 914,130 shares of Common Stock were granted at an exercise price of $1.66 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $1.66, option exercise price of $1.66, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.67%, expected annual volatility of 144.94%, and annual rate of dividends of $0. As of December 31, 2023, stock options to purchase 636,478 shares of Common Stock were vested, the weighted average exercise price is $1.43, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 5.77 years. Invizyne stock-based compensation were $281,538 and $216,503 for the years ended December 31, 2023 and 2022. As of December 31, 2023, the unrecognized stock-based compensation is $1,879,969.

A summary of stock option activity during the years ended December 31, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2021	1,067,356	1.22	6.08
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2022	1,067,356	$1.22	5.08
Granted	1,018,012	1.66	6.93
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2023	2,085,359	$1.43	5.77

Stock options exercisable at December 31, 2022	409,158	$1.22	5.08
Stock options exercisable at December 31, 2023	636,478	$1.43	5.77

On February 1, 2024 the board of directors for Invizyne approved a stock dividend at the rate of 1.0775673 share for every one (1) share of our issued and outstanding Common Stock. No fractional shares were issued as a result of the stock dividend; any fractional share resulting from the stock dividend was rounded up to the next whole share. As a result of the stock dividend, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by us and outstanding immediately prior to the effective time of the stock dividend, which resulted in a proportionate increase in the number of shares of our Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants and a proportionate decrease in the exercise price of all such stock options, restricted stock units and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans increased proportionately. All share and per share amounts of Common Stock have been retroactively adjusted to reflect the Common Stock dividend.

On March 28, 2022, Invizyne granted 483,432 restricted stock units (“RSUs”) at a value of $1.22 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not begin to vest until there is a change of control, an accelerated vesting schedule or adjustment made with committee approval, or the completion of an initial public offering by Invizyne, the latter of which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation for all RSU as of year ended December 31, 2022 is $788,705.

On May 1, 2023, Invizyne granted 201,633 restricted stock units (“RSUs”) at a value of $1.66 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up subsequent to an initial public offering of the Company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period subsequent to an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $333,852.

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested will fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU have begun to vest upon the completion of an initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company will be expensing the RSUs based on the average expense over the vesting period. The total unrecognized compensation expense based on the shares price sold in the private placement as of December 31, 2023 is $33,865,462.

On April 19, 2022 the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, October 20, 2024. Class A Share has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or (z) a Class A Shares has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the date of grant until vested. As these RSUs do not begin to vest until the completion of an initial public offering, which was completed on September 20, 2023, by the Company, which is outside of the control of the Company, compensation expense related to these RSUs has been recorded. The estimated unrecognized compensation expense for performance/market vesting RSUs is approximately $16 million. A summary of restricted stock unit activity during the years ended December 31, 2023 and 2022 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2022	-	$-	-	$-
Granted	3,675,000	10.00	2,000,000	7.91
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at December 31, 2023	3,675,000	$10.00	2,000,000	$7.91

Restricted stock units at December 31, 2022	-	$-	-	$-
Restricted stock units at December 31, 2023	-	$-	-	$-

6. Earnings Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because stock options outstanding were anti-dilutive, for a total of 18,477 shares.

Earning Earnings per share is presented below for the years ended December 31, 2023 and 2022, respectively.

Basic and fully diluted earnings per share is calculated at follows for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31, 2023		December 31, 2022
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net loss attributable to MDB Capital Holdings, LLC	$(3,220,381)	$(3,748,436)	$(1,831,240)	$(3,482,813)

Weighted average shares outstanding – basic and diluted	3,099,285	5,000,000	1,522,923	5,000,000

Net loss per share – basic and diluted	$(1.04)	$(0.75)	$(1.20)	$(0.70)

Class A Common Shares and Class B common stock are equal for ownership, Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

7. Related Party Transactions

The principal members of the Company have a controlling interest in PatentVest, S.A. (renamed MDB Capital, S.A. in 2022), a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the years ended December 31, 2023 and 2022, the Company paid $1,123,401 and $1,107,313, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the year ended December 31, 2023, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which two of our executive officers serve as board members. Anthony DiGiandomenico, our Chief of Transactions, and Lou Basenese, President of Public Ventures. For the year ended December 31, 2023, there were no revenue recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $16,665 related to transactions with ENDRA have been deferred.

During the year ended December 31, 2022 the Company utilized 1,300 square feet provided by the controlling member of the Company for a monthly charge of $1,600 per month.

In July 2022, the Company distributed to its two principal members a cash distribution of $2,723,700.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2023 and 2022, the Company was not subject to any pending or threatened legal claims or actions.

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

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At December 31, 2023 and 2022, Public Ventures had net capital of $7,331,449 and $3,086,889, respectively, which was $7,081,449 and $2,836,889 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At December 31, 2023, the Company’s ratio of aggregate indebtedness of $3,372,465 to net capital was 0.46 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 6 2/3% of aggregate indebtedness, which was calculated as $224,831 at December 31, 2023.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

To comply with to DTC membership requirements, the Company has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at December 31, 2023 and 2022 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the years ended December 31, 2023 and 2022, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of December 31, 2023 and 2022.

Invizyne Funding Requirements

The Company entered into a funding agreement (the “Funding Agreement”) to purchase shares in Invizyne up to a maximum of $5,000,000 at a pre-determined purchase price, subject to continuing financial covenants being met. As of December 31, 2023 and December 31, 2022, $5,000,000, the maximum amount, and $3,644,930 has been funded, bringing the ownership interest of the Company in Invizyne to 60.94% and 59.0% at December 31, 2023 and December 31, 2022, respectively. The Company waived its 10% cash fee relative to the Funding Agreement in exchange for other modifications. As a condition of the Funding Agreement, warrants to purchase 197,628 shares of Invizyne common stock were issuable (the “Funding Warrants”), which vest as amounts are funded. Through December 31, 2023 and 2022, respectively, 197,628 and 197,628, respectively, of Funding Warrants have vested. These warrants are eliminated in consolidation. The Funding Agreement is completed as of December 31, 2023. As part the Funding Agreement, the Company entered into an Investor Rights Agreement and a Registration Rights Agreement with Invizyne.

9. Employee Benefit Plans

MDB Management and Invizyne both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. Public Ventures offered its employees a sponsored 401(k) defined contribution plan for the benefit of the employees; this plan was terminated on July 30, 2021. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. Invizyne makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the year ended December 31, 2023 and 2022. Benefits under the Invizyne plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the year ended December 31, 2023 and 2022, a total of $380,614 and $317,966, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however, for any research and development employees their portion of the expense is recorded against research and development costs.

MDB Management and Invizyne also provide health and related benefit plans for eligible employees.

10. Exclusive License Agreement (Invizyne)

On April 19, 2019, Invizyne entered into a license agreement (the “License Agreement”) with The Regents of the University of California (“The Regents”) for patent rights and associated technology relating to the biosynthetic platform being developed by the Company. Certain individuals named as inventors of the Patent are also the founding stockholders of Invizyne. One of the founders of Invizyne was the head of the laboratory which was used in the research development of the patents and associated technology subject to the agreement with The Regents.

Under the License Agreement, Invizyne holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, Invizyne paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. At December 31, 2023 and 2022, there were no accrued royalties recorded.

Under the License Agreement, Invizyne is required to achieve certain development milestones. Invizyne is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement.

As of December 31, 2023 and 2022, the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of December 31, 2023.

●	A payment of $250,000 when a licensed product reaches $1,000,000 in cumulative net sales.
●	A payment of $350,000 when a second licensed product reaches $ 2,000,000 in cumulative net sales.

If Invizyne breaches the terms of the License Agreement, The Regents may terminate the License Agreement.

Invizyne may terminate the License Agreement, in whole or in part as to a particular patent right, at any time by providing notice of termination to The Regents as defined in the License Agreement.

Under the License Agreement, the Company issued 499,377 shares of common stock equity representing four percent of its shares as initial consideration. The Company agreed to issue additional shares of common stock to The Regents so that The Regents own no less than four percent of all outstanding common shares of the Company until the Company has received an aggregate amount of $5,000,000 from the sale of equity securities. The Company received equity funding of $5,000,000 as of June 2022. As such, the non-dilution provision of the License Agreement was fulfilled and no additional common shares will be issued.

11. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has three operating leases, with no variable lease costs, and no finance leases as of December 31, 2023. The Company has two operating leases, with no variable lease costs, and no finance leases as of December 31, 2022.

In October 2023, Invizyne made changes to an existing lease agreement that was originally entered into in August 2021, which resulted in an extension of the lease term by an additional 14 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on August 24, 2021 and ending on September 30, 2026, with an option to extend for 60 additional months and was further modified on April 3, 2023 for an additional 21 months with the lease ending date of April 30, 2028. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14,371 per month. The lease provides for annual increases. The base rent for the lease in the final year is $16,747 per month. Additionally, Invizyne is responsible for annual operating cost increases of 2.5%, which are included in the rent.

Furthermore, in October 2023, Invizyne made changes to an second existing lease agreement that was originally entered into in April 2023, which resulted in an extension of the lease term by an additional 12 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in April 2023, with a term of 60 months beginning on July 1, 2023 and ending on June 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $13,277per month. The lease provides for annual increases. The base rent for the lease in the final year is $15,391per month. Additionally, Invizyne is responsible for annual operating cost increases of 3.0%, which are included in the rent.

On July 1, 2022 the Company executed a lease for new office space in the Dallas, Texas metropolitan area, the expected occupancy of the space is December 20, 2022. The lease with a term of 91 months set to begin once we take control of the space, which is estimated for December 16, 2022 and ending on July 20, 2030, without an option to extend. The initial base rent was $12,556 per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13,937 per month.

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

	For the years ended December 31,
	2023	2022

Operating leases:
Right-of-use assets	$2,320,119	$1,409,732
Operating lease liabilities	$2,415,889	$1,423,538

Weighted average remaining lease term in years	5.33	5.58
Weighted average discount rate	7.40%	6.53%
Exercised

Cash paid for amounts included in the measurement of lease liabilities	$206,837	$147,661
Right-of-use assets obtained in exchange for lease liabilities	$1,018,002	$813,003

Operating lease cost	$146,836	$123,898
Short-term lease costs	275,589	37,569
Total operating lease costs	$422,425	$161,467

Future payments due under operating leases for the as of December 31, 2023 are as follows:

Year	Amount
2024	491,624
2025	503,684
2026	516,001
2027	528,586
2028 and thereafter	993,274
Total	$3,033,169
Less effects of discounting	(617,280)
Total operating lease liability	$2,415,889

12. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries Public Ventures, MDB Management, PatentVest and Invizyne are Subchapter C-corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company, except as set forth in the tables below. Amounts recognized for income taxes are reported in “income tax expense (benefit)” on the consolidated statements of operations.

The Company’s taxable income or loss, which may vary substantially from the net income or net loss reported on the consolidated statements of operations, is includable in the federal and state income tax returns of each unitholder.

Income tax expense (benefit) (including Subchapter C-corporations) consisted of the following:

	Year Ended December 31,
	2023	2022

Current taxes
Federal	$105,827	$-
State	22,091	-

Deferred taxes
Federal	-	-
State	-	-
Total	$127,918	$-

As of December 31, 2023, the Company’s taxable entities had approximately $6,978,436 of net operating loss carryforwards for federal income tax purposes which can be carried forward indefinitely. The Company’s taxable entities also had approximately $6,978,436 of net operating loss carryforwards for California tax purposes which can be carried forward for 20 years.

A reconciliation of the federal statutory tax rate to the effective tax rate (including Subchapter C-corporations) is as follows:

	Year Ended December 31,
	2023	2022

Federal statutory rate	21.00%	21.00%
State, net of federal tax benefit	1.27%	1.90%
Income/loss excluded from nontaxable entities	(1.81)%	0.90%
Permanent differences	(0.17)%	0.00%
Return-to-provision adjustments	1.22%	0.00%
Other	1.35%	(0.10)%
Valuation allowance	(24.54)%	(23.70)%
Effective rate	(1.69)%	0.00%

Significant components of the deferred tax assets and liabilities (including Subchapter C-corporations) were as follows:

	Year Ended December 31,
	2023	2022

Deferred tax assets:
Start-up expenditures	$15,054	$306,187
Sec 174 – Research and development costs	1,099,590	82,509
Investment securities	-	7,427
Stock compensation	1,062,471	55,537
Lease liability	619,900	-
Intercompany warrants	-	89,769
Warrants	67,366	-
Bonus expense	201,026	-
Charitable contribution carryforwards	1,158	-
Impairment expense	10,500
Net operating loss carryforwards	1,828,404	1,560,414
Property and equipment principally due to differences in depreciation	-	4,270
Valuation allowance	(3,938,152)	(2,106,113)
Total deferred tax assets	$967,316	$-

Deferred tax liabilities:
Property and equipment principally due to differences in depreciation	$(89,083)	$-
Right-of-use asset	(598,370)	-
Investment securities	(279,863)	-
Total deferred tax liabilities	$(967,316)	$-

Net deferred tax assets/(liabilities)	$-	$-

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows:

	Year Ended December 31,
	2023	2022

Deferred tax assets	$967,316	$-
Deferred tax liabilities	(967,316)	-
Other noncurrent assets/(liabilities)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2023, based on projections of future taxable income for the periods in which the deferred tax assets are deductible, a valuation allowance of approximately $3,938,152 was recorded for tax carryforwards and attributes to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2023, and December 31, 2022. The tax years 2020 – 2023 remain open to examination for federal income tax purposes.

13. Subsequent Events

On February 1, 2024, Invizyne’s board approved a stock dividend of 1.0775673 additional shares for each existing share, rounding up any fractions to a whole share. This dividend led to adjusted exercise prices and increased shares for stock options, restricted stock units, and warrants. Additionally, shares under equity compensation plans were proportionately increased. All share quantities and per share data have been retroactively adjusted for this dividend.

On February 12, 2024, Invizyne, which is a subsidiary approximately majority owned by MDB Capital Holdings, LLC, filed an S-1 registration statement with the Securities and Exchange Commission (SEC) for an initial public offering (IPO) of its common stock. The filing of the S-1 registration statement is the initial step in the process for Invizyne to become a publicly traded entity, subject to completion of the SEC review process and market and other conditions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: March 29, 2024	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: March 29, 2024	By:	/s/Jeremy W. James
Jeremy W. James
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 2024	By:	/s/ Christopher A. Marlett
Christopher A. Marlett, Chairman of the Board

Dated: March 29, 2024	By:	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico, Director

Dated: March 29, 2024	By:	/s/ George Brandon
George Brandon, Director

Dated: March 29, 2024	By:	/s/ Mo Hayat
Mo Hayat, Director

Dated: March 29, 2024	By:	/s/ Matthew Hayden
Matthew Hayden, Director

Dated: March 29, 2024	By:	/s/ Sean Magennis
Sean Magennis, Director

82

EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Selling Agency Agreement (Incorporated herein by reference to Exhibit 1.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

3.1	Limited Liability Company Certificate of Formation dated August 10, 2022 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

3.2	Limited Liability Company Agreement of MDB Capital Holdings, LLC dated November 9, 2022 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on July 20, 2023).

4.1	Form of Registrant’s Class A Common Share certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

4.2	Form of Selling Agent’s Warrant (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 as filed on July 20, 2023).

4.3*	Description of Capital Stock.

10.1	Form of Indemnification Agreement by and between the registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.2	2022 Equity Incentive Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.3	Form of RSU Award Agreement under 2022 Equity Incentive Award Plan for grants after July 1, 2022 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.4+	Employment Agreement by and between the registrant and Christopher Marlett, dated April 15, 2022 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.5+	Employment Agreement by and between the registrant and Mo Hayat, dated April 15, 2022 (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.6	MDB Capital, S.A. Service Agreement, dated January 1, 2022, as amended and restated June 1, 2023 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.7	Form of Warrant issued June 22, 2022 to placement agents in the June Private Offering (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 as filed on July 20, 2023).

14.1	Code of Business Code and Ethics (October 2022 (incorporated herein by reference to Exhibit 14.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

19.1*	Insider Trading Policy, 2023

21.1*	Subsidiaries

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Clawback Policy 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

83