Form 10-Q
period 2024-03-31
MDB Capital Holdings, LLC
filed 2024-05-13
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

(945) 262-9010

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

As of May 13, 2024, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,295,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

Cash and cash equivalents	$5,492,612	$6,109,806
Cash segregated in compliance with regulations	2,959,994	1,247,881
Grants receivable, includes unbilled receivables of $503,777 and $783,520	1,111,611	882,319
Clearing deposits	703,740	260,000
Prepaid expenses and other current assets	494,463	523,788
Investment securities, at amortized cost (U.S. Treasury Bills)	21,381,362	24,658,611
Investment securities, at fair value (held by our licensed broker dealer) (Note 2)	4,999,237	5,771,634
Investment securities, at cost less impairment	200,000	200,000
Deferred offering cost	266,945	69,303
Deferred costs related to deferred revenue	147,503	75,328
Property and equipment, net	946,850	866,490
Operating lease right-of-use assets, net	2,235,559	2,320,119
Total assets	$40,939,876	$42,985,279

LIABILITIES AND EQUITY
Accounts payable	$916,782	$578,214
Accrued expenses	515,853	1,105,078
Payables to non-customers	2,374,132	1,405,293
Payables to customers	1,115,663	-
Deferred grant reimbursement	133,909	140,703
Deferred revenue	20,000	20,000
Operating lease liabilities	2,339,955	2,415,889
Total liabilities	7,416,294	5,665,177
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 4,295,632 and 4,295,632 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-

Paid-in-capital	53,075,777	49,405,779
Accumulated deficit	(19,308,352)	(12,092,927)
Total MDB Capital Holdings, LLC Members’ equity	33,767,425	37,312,852
Non-controlling interest	(243,843)	7,250
Total equity	33,523,582	37,320,102
Total liabilities and equity	$40,939,876	$42,985,279

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(747,268)	$54,779
Other operating income	86,879	62,212
Total operating income (loss), net	(660,389)	116,991

Operating costs:
General and administrative costs:
Compensation	4,892,675	872,027
Operating expense, related party	320,292	301,702
Professional fees	919,089	604,662
Information technology	205,991	147,407
Clearing and other charges	2,036	10,754
General and administrative-other	669,126	304,079
Total general and administrative costs	7,009,209	2,240,631
Research and development costs, net of grants amounting to $708,700 and $793,540	277,582	31,592
Total operating costs	7,286,791	2,272,223
Net operating loss	(7,947,180)	(2,155,232)
Other income:
Interest income	337,852	187,291
Net loss before income taxes	(7,609,328)	(1,967,941)
Income taxes	-	-
Net loss	(7,609,328)	(1,967,941)
Less net loss attributable to non-controlling interests	(393,903)	(94,193)
Net loss attributable to MDB Capital Holdings, LLC	$(7,215,425)	$(1,873,748)
Loss per share attributable to MDB Capital Holdings, LLC:
Loss per Class A common share – basic and diluted	$(0.78)	$(0.25)
Weighted average of Class A common shares outstanding – basic and diluted	4,295,632	2,628,966
Loss per Class B common share – basic and diluted	$(0.78)	$(0.25)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2024 and 2023

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102
Stock-based compensation	-	-	-	-	3,699,998	-	142,810	3,812,808
Net loss	-	-	-	-	-	(7,215,425)	(393,903)	(7,609,328)
Balance, March 31, 2024	4,295,632	$-	5,000,000	$-	$53,075,777	$(19,308,352)	$(243,843)	$33,523,582

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$468,665	$23,109,008
Stock-based compensation	-	-	-	-	-	-	54,126	54,126
Net loss	-	-	-	-	-	(1,873,748)	(94,193)	(1,967,941)
Balance, March 31, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(6,997,858)	$428,598	$21,195,193

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,609,328)	$(1,967,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on investment securities, net	747,268	(54,779)
Stock-based compensation	3,812,809	54,126
Accretion of investments at amortized cost (U.S Treasury Bills)	(305,047)	(187,291)
Proceeds from sale of investment securities, at fair value (made by our licensed broker dealer)	25,129	776,281
Depreciation of property and equipment	62,792	44,124
Deferred costs related to revenue	(72,175)
Accretion of deferred grant reimbursement	(13,173)	12,960
Deferred revenue	-	-
Change in ROU Asset	84,560	57,070
Change in lease liability	(75,934)	(19,286)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	(229,292)	(203,122)
Prepaid expenses and other current assets	(76,810)	39,788
Clearing deposits	(443,740)	-
Increase (decrease) in -
Accounts payable	338,567	399,405
Payables to non-customers	1,212,595	-
Payables to customers	871,907
Accrued expenses	(589,225)	(105,527)
Net cash used in operating activities	(2,259,097)	(1,154,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	12,066,207	-
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	(8,483,911)	-
Deferred grant reimbursement	6,379	(48,375)
Purchases of property and equipment	(143,152)	(6,942)
Net cash provided by (used in) investing activities	3,445,523	(55,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred costs of initial public offering	(91,507)	(272,322)
Net cash used in financing activities	(91,507)	(272,322)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,094,919	(1,481,831)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	7,357,687	4,952,624

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$8,452,606	$3,470,793

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Ownership change of non-controlling interest	$-	$153,044
Deferred costs of initial public offering	$106,135	$-

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5,492,612	$6,109,806
Cash segregated in compliance with regulations	2,959,994	1,247,881
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$8,452,606	$7,357,687

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

(Formerly Public Ventures, LLC and Subsidiaries)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2024 and 2023

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

Public Ventures is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Depository Trust Company (“DTC”), and the National Securities Clearing Corporation (“NSCC”). Public Ventures is dual clearing, operating as a self-clearing firm and carrying accounts for its customers, and on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”). Interactive Brokers serves as custodian of certain investments maintained by Public Ventures.

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

Prior to January 14, 2022, Public Ventures owned the majority of interests in PatentVest and Invizyne. On January 14, 2022, Public Ventures distributed 100% of its equity interests in PatentVest and Invizyne to its members in proportion to their respective interests. On January 15, 2022, Public Ventures filed with the Internal Revenue Service to be treated as a corporation for federal income tax purposes. On January 16, 2022, the members of Public Ventures contributed their entire interests in the equity of Public Ventures, Invizyne and PatentVest to MDB, as result of which MDB became the new parent holding company. There was no effective change in the beneficial ownership of Public Ventures as a result of this transaction. On the same day as part of the reorganization, MDB established a management company subsidiary, MDB Management. These reorganization steps are collectively referred to as the “reorganization”. In connection with the reorganization, 5,000,000 Class B common shares were issued in exchange for the members’ equity.

The reorganization was completed between entities that were under common control, and the assets contributed and liabilities assumed are recorded based on their historical carrying values. These unaudited condensed consolidated financial statements retroactively reflect the financial statements of the Company and Public Ventures on an unaudited condensed consolidated basis for the periods presented.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and wholly-owned and majority owned subsidiaries. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2023, and related notes were derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year or any future period. The unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at March 31, 2024 and 2023, relate to the interests of third parties in the majority owned subsidiaries.

The managing members of the Company have a controlling interest in PatentVest, S.A., a company organized and based in Nicaragua (which was renamed MDB Capital, S.A in 2022). As the Company does not have a controlling financial interest in this entity, and management has determined PatentVest, S.A. is not a variable interest entity and as such should not be consolidated as it has no ownership interests nor is a variable interest, so has excluded this entity from the Company’s unaudited condensed consolidated financial statements. It is the Company’s policy to reevaluate this conclusion on an annual basis or if there are significant changes in ownership.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three-months ended March 31, 2024 and 2023.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At March 31, 2024, the Company had $2,959,994 of segregated cash consisting of funds held in reserve for non-customers and customers. At December 31, 2023, the Company had $1,247,881 of segregated cash consisting of funds held in reserve for non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At March 31, 2024, these deposits totaled $703,740.

Prepaid Expenses and Other Current Assets

The Company has prepaid and other expenses totaling $494,463 at March 31, 2024 consisting of acquired intangible assets totaling $43,500, prepaid professional fees totaling $50,000, security deposits totaling $47,380, various prepaid expense of $312,531, and other current assets of $41,052. Prepaid expenses and other assets totaling $523,788 at December 31, 2023 consisting of acquired intangible assets totaling $43,500, prepaid professional fees totaling $95,000, security deposits totaling $47,380, various prepaid expense of $325,777, and other assets of $12,131.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

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

Stock-based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions and stock options. The MDB and Invizyne issues restricted stock units are measured at the fair market value of the underlying stock at the grant date. The Company recognize stock compensation expense using the straight-line attribution method over the requisite service period for the restricted stock units. The Company’s subsidiary issued stock-option and the fair value is determined utilizing Black-Scholes options-pricing model. The Company account for forfeitures as they occur, rather than applying an estimated forfeiture rate. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. The Company record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Investment Securities

The Company strategically invests funds in U.S. Treasury Bills, early-stage technology companies, and equity securities and options of publicly traded and privately held companies. The Company classifies investment securities as investment securities, at amortized cost, investment securities, at fair value, or investment securities, at cost less impairment.

Investment securities, at amortized cost – This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. These securities were originally recorded at fair value and are subsequently measured at amortized cost, adjusted for unamortized purchase premiums and discounts, and an allowance for credit losses. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the interest income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company currently only holds investments securities, at amortized cost in U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because we expect to hold these securities until maturity, we do not expect to realize any losses.

Investment securities, at fair value – This is comprised of equity investments held by the broker dealer subsidiary and are reported at fair value with changes in fair value recognized in the statements of operations. Purchases and sales of equity securities, consisting of common stock and warrants to purchase common stock, are recorded based on the respective market price quotations on the trade date. Realized gains and losses on investments represent the net gains and losses on investments sold during the period based on the average cost method. Changes in fair value of investments are recorded on the unaudited condensed consolidated statements of operations as unrealized gains and losses.

Investment securities, at cost less impairment – This is comprised of equity securities and a simple agreement on future equities without a readily determinable fair value held by the broker dealer subsidiary, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and no impairment is warranted.

Investment securities are as follows:

	March 31, 2024	December 31, 2023
Investment securities, at amortized cost:
U.S Treasury Bills	$21,381,362	$24,658,611
Investment securities, at amortized cost	$21,381,362	$24,658,611

Broker/Dealer Securities

	March 31, 2024	December 31, 2023
Investment securities, at fair value:
Common stock of publicly traded companies	$2,389,011	$2,603,579
Warrants of publicly traded companies	2,610,226	3,168,055
Investment securities, at fair value	$4,999,237	$5,771,634

Non-Broker/Dealer Securities

	March 31, 2024	December 31, 2023
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$200,000	$200,000
Investment securities, at cost less impairment	$200,000	$200,000

For investment securities at fair value, net unrealized loss of $747,268 and net unrealized gain of $54,779 were recognized in the statements of operations for three-months ended March 31, 2024 and 2023, respectively.

The amortized cost, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2024 and December 31, 2023 are as follows:

	Amortized Cost as of March 31, 2024	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of March 31, 2024
U.S Treasury Bills maturing 04/04/24, 04/18/24, 04/23/24 and 6/11/24	$21,381,362	$1,035	$-	$21,382,397
Total assets	$21,381,362	$1,035	$-	$21,382,397

	Amortized Cost as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of December 31, 2023
U.S Treasury Bills maturing 02/13/24, 04/04/24, 04/18/24 and 04/23/24	$24,658,611	$6,031	$-	$24,664,642
Total assets	$24,658,611	$6,031	$-	$24,664,642

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the unaudited condensed consolidated balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of March 31, 2024 and December 31, 2023, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented on the unaudited condensed consolidated balance sheets. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities–- common stock	$2,389,011	$-	$-	$2,389,011

Investment Securities (held by our licensed broker dealer)	Warrants	-	17,680	2,592,546	2,610,226

Total assets measured at fair value (held by our licensed broker dealer)		$2,389,011	$17,680	$2,592,546	$4,999,237

During the three months ended March 31, 2024, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2023	$3,133,458

Receipt from investment banking fees	-
Realized gains	-
Unrealized losses	(540,912)
Sales or distribution
Purchases	-
March 31, 2024	$2,592,546

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of March 31, 2024.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted-Average

Warrants	$2,592,546	Black Scholes	Volatility	96.26 -106.28%	99.60%

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

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of March 31, 2024, there is $2,037,845 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of March 31, 2024, there is no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023

Laboratory equipment	$1,030,004	$885,696
Furniture and fixtures	54,338	49,838
Developed software	107,458	113,114
Leasehold improvements	279,161	279,161
Total property and equipment	1,470,961	1,327,809
Less: Accumulated depreciation	(524,111)	(461,319)
Property and equipment, net	$946,850	$866,490

Revenue

The Company generates revenue primarily from providing brokerage services and investment banking services through Public Ventures. PatentVest and Invizyne have had limited financial activity during the three-months ended March 31, 2024 and 2023, respectively.

Brokerage revenues consist of (a) trade-based commission income from executed trade orders, (ii) net realized gains and losses from proprietary trades, and (iii) other income consisting primarily of stock loan income earned on customer accounts. Public Ventures recognizes revenue from trade-based commissions and other income when performance obligations are satisfied through the transfer of control, as specified in the contract, of promised services to the customers of Public Ventures. Commissions are recognized on a trade date basis. Public Ventures believes that each executed trade order represents a single performance obligation that is fulfilled on the trade date because that is when the underlying financial instrument is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer. When another party is involved in transferring a good or service to a customer, Public Ventures assesses whether revenue is presented based on the gross consideration received from customers (principal) or net of amounts paid to a third party (agent). Public Ventures has determined that it is acting as the principal as the provider of the brokerage services and therefore records this revenue on a gross basis. Clearing, custody and trade administration fees incurred are recorded effective as of the trade date. The costs are treated as fulfillment costs and are recorded in operating expenses in the unaudited condensed consolidated statements of operations.

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three-months ended March 31, 2024, and 2023, respectively.

Investment banking revenues consist of private placement fees. Public Ventures does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of March 31, 2024, the Company did not have any contract assets or liabilities related to these revenues on its unaudited condensed consolidated balance sheets.

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

Patent Vest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2022	$-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2023	-
Amounts billed but not recognized	100,000
Revenue recognized	80,000
Balance as of December 31, 2023	20,000
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2024	$20,000

During the three-months ended March 31, 2023, the Company’s technology development segment revenue, which was derived from a single feasibility study, which is not a typical service offered by the Company. The revenue generated from this study represents a direct reimbursement of costs incurred in completing the study.

Research Grants

Invizyne receives grant reimbursements, which are offset against research and development expenses in the unaudited condensed consolidated statements of operations. In addition to actual reimbursements, Invizyne also receives indirect expense grants (which are not reimbursement-based) and fees (typically of minor significance). It is important to note that there may be instances where the grants received for indirect costs exceed the actual costs, resulting in a negative impact. For capitalized assets, grant reimbursements are recognized over the useful life of the assets. Any portion of the grant not yet recognized is recorded as deferred grant reimbursements and included as a liability in the unaudited condensed consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of March 31, 2024 and 2023, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables at March 31, 2024 and 2023, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

Summary of grants receivable activity for the three-months ended March 31, 2024 and 2023, is presented below:

	2024	2023

Balance at beginning of period	$882,319	$809,532
Grant costs expensed	674,158	766,867
Grants for equipment purchased	6,379	-
Grant fees	28,163	26,673
Grant funds received	(479,408)	(590,418)
Balance at end of period	$1,111,611	$1,012,654

Invizyne has received five grants provided by National Institute of Health and the Department of Energy. The first grant was awarded on October 1, 2019 and the latest grant is set to expire on August 31, 2024, however grants can be extended or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond the complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the unaudited condensed consolidated statements of operations. For the three-months ended March 31, 2024 and 2023, respectively, grants amounting to $674,158 and $766,867 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the three-months ended March 31, 2024 and 2023, respectively, totaled $708,700 and $793,540.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of Invizyne’s technology. For the three-months ended March 31, 2024 and 2023, research and development costs prior to offset of the grants amounted to $986,282, and $825,132, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property are charged to operations as incurred.

Patent and licensing legal and filing fees and costs were $73,297 and $34,420 for the three-months ended March 31, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the unaudited condensed consolidated statements of operations.

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

The following sets forth the long-lived assets and total assets by segment at March 31, 2024:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$107,458	$2,367,496	$707,455	$-	$3,182,409
Total assets	$16,301,072	$4,005,204	$20,633,600	$-	$40,939,876

The following sets forth statements of operations by segment for the three-months March 31, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$(747,268)	$-	$-	$-	$(747,268)
Other operating income	86,879	-	-	-	86,879
Total operating income, net	(660,389)	-	-	-	(660,389)

Operating costs:
General and administrative costs:
Compensation	679,907	390,043	3,822,725	-	4,892,675
Operating expense, related party	243,876	-	76,416	-	320,292
Professional fees	145,907	256,563	516,619	-	919,089
Information technology	180,914	3,891	21,186	-	205,991
Clearing and other charges	2,036	-	-	-	2,036
General and administrative-other	218,936	80,378	369,812	-	669,126
General and administrative costs	1,471,576	730,875	4,806,758	-	7,009,209
Research and development costs	-	277,582	-	-	277,582
Total operating costs	1,471,576	1,008,457	4,806,758	-	7,286,791
Net operating income (loss)	(2,131,965)	(1,008,457)	(4,806,758)	-	(7,947,180)
Other income and expense:
Less: interest expense	110,625	-	-	110,625	-
Interest income	52,459	-	285,393	-	337,852
Income (loss) before income taxes	(2,190,131)	(1,008,457)	(4,521,365)	110,625	(7,609,328)
Income tax expense	-	-	-	-	-
Net income (loss)	(2,190,131)	(1,008,457)	(4,521,365)	110,625	(7,609,328)
Less net loss attributable to non-controlling interests	-	(393,903)	-	-	(393,903)
Net loss attributable to MDB Capital Holdings, LLC	$(2,190,131)	$(614,554)	$(4,521,365)	$110,625	$(7,215,425)

The following sets forth the long-lived assets and total assets by segment at December 31, 2023:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$113,114	$2,344,895	$728,600	$3,186,609
Total assets	$15,038,602	$3,558,509	$24,388,168	$42,985,279

The following sets forth statements of operations by segment for the three-months ended March 31, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$54,779	$-	$-	$54,779
Other operating income	3,053	59,159	-	62,212
Total operating income, net	57,832	59,159	-	116,991

Operating costs:
General and administrative costs:
Compensation	546,801	31,536	293,690	872,027
Operating expense, related party	258,453	-	43,249	301,702
Professional fees	165,812	181,707	257,143	604,662
Information technology	121,876	9,826	15,705	147,407
Clearing and other charges	10,754	-	-	10,754
General and administrative-other	108,993	45,734	149,352	304,079
General and administrative costs	1,212,689	268,803	759,139	2,240,631
Research and development costs	-	31,592	-	31,592
Total operating costs	1,212,689	300,395	759,139	2,272,223
Net operating loss	(1,154,857)	(241,236)	(759,139)	(2,155,232)
Other income:
Interest income	28,362	86	158,843	187,291
Loss before income taxes	(1,126,495)	(241,150)	(600,296)	(1,967,941)
Income tax expense	-	-	-	-
Net loss	(1,126,495)	(241,150)	(600,296)	(1,967,941)
Less net loss attributable to non-controlling interests	-	(94,193)	-	(94,193)
Net loss attributable to MDB Capital Holdings, LLC	$(1,126,495)	$(146,957)	$(600,296)	$(1,873,748)

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

Class B common shares – 5,000,000 shares authorized, 5,000,000 issued and outstanding. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for a Class A common shares at any time and from time to time, at the election of the holder.

Non-Controlling Interests

During the three-months ended March 31, 2024, the ownership interest in Invizyne was 60.94% and the non-controlling interest was 39.06%. During the three-months ended March 31, 2023, the ownership interest in Invizyne was 60.94%, the non-controlling interest was 39.06%. Invizyne is accounted for the three-months ended March 31, 2024 and 2023, respectively, under the consolidation method.

The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the Non-controlling interest owner. As of March 31, 2024 and 2023, the Company’s equity interest in Invizyne was 60.94% and 60.94% respectively, and the remaining equity interest was owned by the non-controlling interests as presented below:

	For the Three Months Ended March 31,
	2024	2023

Invizyne net loss	$(1,008,457)	$(241,150)
Weighted average non-controlling percentage	39.06%	39.06%
Net loss non-controlling interest	$(393,903)	$(94,193)
Prior period balance	7,250	468,665
Stock-based compensation	142,810	54,126
Ending period balance	$(243,843)	$428,598

If a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock-based compensation, a change of the non-controlling ownership is recognized based on the amount invested and the carrying amount of the non-controlling interest is adjusted to reflect the change in the non-controlling ownership in the subsidiary’s net assets.

5. Stock-Based Compensation

MDB stock-based compensation

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, then at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the Date of Grant, at which any previously unvested will fully vest. These RSUs were granted to officers, directors, employees, and contractors. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023, $1,107,521 of stock-based compensation expense related to these RSUs was recorded for the three-months ended March 31, 2024. The total unrecognized compensation expense based on the shares price sold in the private placement is $34,302,984.

On April 19, 2022 the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange. Class A Share have traded in the market since September 20, 2023. The RSUs will vest once the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing from the Date of Grant and prior to the five year anniversary of the Date of Grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the Date of Grant and prior to the five year anniversary of the Date of Grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the Date of Grant until vested. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023, $1,107,521 of stock-based compensation expense related to these RSUs was recorded for the three-months ended March 31, 2024. The estimated unrecognized compensation expense for performance/market vesting RSUs is $13,465,761.

A summary of restricted stock unit activity during the three-months ended March 31, 2024 and 2023 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at March 31, 2023	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at December 31, 2023	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at March 31, 2024	3,675,000	$10.00	2,000,000	$7.91

Restricted stock units at March 31, 2023	-	$-	-	$-
Restricted stock units at March 31, 2024	-	$-	-	$-

Invizyne stock-based compensation

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

On November 1, 2023, stock options to purchase 914,129 shares of Common Stock were granted at an exercise price of $1.66 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $1.66, option exercise price of $1.66, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.67%, expected annual volatility of 144.94%, and annual rate of dividends of $0.

On February 1, 2024, stock options to purchase 311,636 shares of Common Stock were granted at an exercise price of $1.66 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $1.66, option exercise price of $1.66, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.20%, expected annual volatility of 95.85%, and annual rate of dividends of $0.

As of March 31, 2024 stock options to purchase 695,035 shares of Common Stock were vested, the weighted average exercise price is $1.46, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 5.55 years. Invizyne stock-based compensation were $142,810 and $54,126 for the years ended March 31, 2024 and 2023. As of March 31, 2024, the unrecognized stock-based compensation is $2,145,319.

A summary of stock option activity during the three months ended March 31, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at January 1, 2023	1,067,356	$1.22	4.83
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at March 31, 2023	1,067,356	$1.22	4.83
Granted	1,018,012	1.66	7.00
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2023	2,085,368	$1.43	5.47
Granted	311,636	1.66	7.00
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at March 31, 2024	2,397,004	1.46	5.55

Stock options exercisable at March 31, 2023	462,518	$1.22	4.83
Stock options exercisable at March 31, 2024	695,035	$1.46	5.55

On March 28, 2022, Invizyne granted 232,689 restricted stock units (“RSUs”) at a value of $1.22 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up subsequent to an initial public offering of the Company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period subsequent to an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $788,705.

On May 1, 2023, Invizyne granted 97,050 restricted stock units (“RSUs”) at a value of $1.66 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up subsequent to an initial public offering of the Company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period subsequent to an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $333,852.

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

Earnings (loss) per share is presented below for the three months ended March 31, 2024 and 2023, respectively.

Basic and fully diluted earnings (loss) per share is calculated at follows for the three-months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(3,334,431)	$(3,881,084)	$(645,700)	$(1,228,048)

Weighted average shares outstanding – basic and diluted	4,295,632	5,000,000	2,628,966	5,000,000

Net loss per share – basic and diluted	$(0.78)	$(0.78)	$(0.25)	$(0.25)

Class A common shares and Class B common stock are equal for ownership, Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

7. Related Party Transactions

The principal members of the Company have a controlling interest in MDB Capital, S.A., a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the three months ended March 31, 2024 and 2023, the Company paid $320,792 and $301,702, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the three-months ended March 31, 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA Life Sciences Inc, a company for which two of our executive officers serve as board members, being Anthony DiGiandomenico, our Chief of Transactions, and Lou Basenese, President of Public Ventures. For the year ended December 31, 2023, there were no revenue recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $80,995 related to transactions with ENDRA have been deferred.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2024 and 2023, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At March 31, 2024 and 2023, Public Ventures had net capital of $6,285,959 and $2,534,695, respectively, which was $6,035,959 and $2,284,695 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At March 31, 2024, the Company’s ratio of aggregate indebtedness of $6,175,623 to net capital was 0.98 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $0 at March 31, 2024.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at March 31, 2024 and 2023 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the three-months ended March 31, 2024 and 2023, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of March 31, 2024 and 2023.

Invizyne Funding Requirements

The Company entered into a funding agreement (the “Funding Agreement”) on April 17, 2019 to purchase shares in Invizyne up to a maximum of $5,000,000 at a pre-determined purchase price, subject to continuing financial covenants being met. The Funding Agreement was completed in July 2022. Under the Funding Agreement the Company was issued warrants to purchase 197,628 shares of Invizyne common stock, which are fully vested These warrants are eliminated in consolidation.

9. Employee Benefit Plans

MDB Management and Invizyne both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. Invizyne makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the three-months ended March 31, 2024 and 2023. Benefits under the Invizyne plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the three-months ended March 31, 2024 and 2023, a total of $189,365 and $163,027, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however for any research and development employees their portion of the expense is recorded in research and development costs.

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

Under the License Agreement, Invizyne holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, Invizyne paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. At March 31, 2024 and 2023, there were no accrued royalties recorded.

Under the License Agreement, Invizyne is required to achieve certain development milestones. Invizyne is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement.

As of March 31, 2024 and 2023, the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of March 31, 2024.

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

11. Leases

For operating leases, the Company records a right-of-use assets and corresponding lease liabilities in the unaudited condensed consolidated balance sheets for all leases with terms longer than twelve months. The Company has three operating leases, with no variable lease costs, and no finance leases as of March 31, 2024. The Company has three operating leases, with no variable lease costs, and no finance leases and December 31, 2023.

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

Furthermore, in October 2023, Invizyne made changes to a second existing lease agreement that was originally entered into in April 2023, which resulted in an extension of the lease term by an additional 12 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in April 2023, with a term of 60 months beginning on July 1, 2023 and ending on June 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $13,277per month. The lease provides for annual increases. The base rent for the lease in the final year is $15,391per month. Additionally, Invizyne is responsible for annual operating cost increases of 3.0%, which are included in the rent.

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

	March 31, 2024	December 31, 2023

Operating leases:
Right-of-use assets	$2,235,559	$2,320,119
Operating lease liabilities	$2,339,955	$2,415,889

Weighted average remaining lease term in years	5.27	5.33
Weighted average discount rate	7.66%	7.40%

Cash paid for amounts included in the measurement of lease liabilities	$121,688	$206,837
Right-of-use assets obtained in exchange for lease liabilities	$-	$1,018,002

Operating lease cost	$45,754	$146,836
Short-term lease costs	84,560	275,589
Total operating lease costs	$130,314	$422,425

Future payments due under operating leases as of March 31, 2024 are as follows:

Year	Amount
Remainder of 2024	$369,936
2025	503,684
2026	516,001
2027	528,586
2028	541,674
Thereafter	451,600
Total	$2,911,481
Less effects of discounting	(571,526)
Total operating lease liabilities	$2,339,955

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

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the three months ended March 31, 2024, and March 31, 2023, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the three months ended March 31, 2024, and March 31 2023.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2023, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of March 31, 2024, and March 31, 2023. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

13. Subsequent Events

There were no subsequent events for the three months ended March 31, 2024

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

Public Ventures is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Depository Trust Company (“DTC”), and the National Securities Clearing Corporation (“NSCC”). Public Ventures is dual clearing, operating as a self-clearing firm and carrying accounts for its customers, and on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”). Interactive Brokers serves as custodian of certain investments maintained by Public Ventures.

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

The reorganization was completed between entities that were under common control, and the assets contributed and liabilities assumed are recorded based on their historical carrying values. These financial statements retroactively reflect the financial statements of the Company and Public Ventures on an unaudited condensed consolidated basis for the periods presented.

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

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(747,268)	$54,779	$(802,047)	(1,464.2)%
Other operating income	86,879	62,212	24,667	39.6%
Total operating income (loss), net	(660,389)	116,991	(777,380)	(664.5)%

Operating costs:
General and administrative costs:
Compensation	4,892,675	872,027	4,020,648	461.1%
Operating expense, related party	320,292	301,702	18,590	6.2%
Professional fees	919,089	604,662	314,427	52.0%
Information technology	205,991	147,407	58,854	39.7%
Clearing and other charges	2,036	10,754	(8,718)	(81.1)%
General and administrative-other	669,126	304,079	365,047	120.1%
Total general and administrative costs	7,009,209	2,240,631	4,768,578	212.8%
Research and development costs, net of grants amounting to $708,700 and $793,540	277,582	31,592	245,990	778.6%
Total operating costs	7,286,791	2,272,223	5,014,568	220.7%
Net operating loss	(7,947,180)	(2,155,232)	(5,791,948)	268.7%
Other income:
Interest income	337,852	187,291	150,561,	80.4%
Loss before income taxes	(7,609,328)	(1,967,941)	(5,641,387)	(268.7)%
Income taxes	-	-	-	0.0%
Net loss	(7,609,328)	(1,967,941)	(5,641,387)	(286.7)%
Less net loss attributable to non-controlling interests	(393,903)	(94,193)	(299,710)	(318.2)%
Net loss attributable to MDB Capital Holdings, LLC	$(7,215,425)	$(1,873,748)	$(5,341,677)	(285.1)%

Operating Income. For the three-month periods ending March 31, 2024, and 2023, the Company incurred operating losses primarily due to unrealized losses in the broker-dealer and intellectual property service segments. These losses were partially offset by other income generated from operational fees within the same segments.

General and Administrative Costs. During the three-month period ended March 31, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the increase in compensation expense was due to the recognition of restricted stock options, as well as the ongoing recruitment of additional employees in the latter half of 2023, specifically within the technology segment, to support expected operational growth.
●	Related Party Operating Expenses: There was a slight rise in related party operating expenses due to outsourcing support services in anticipation of upcoming self-clearing operations within the broker-dealer and intellectual property service segments for 2024.
●	Professional Fees: For the three-month period ending March 31, 2024, professional fees saw an increase from previous periods, driven by higher costs in legal, tax, audit, and consulting services. This rise in expenses was primarily linked to the audit fees, tax return preparations, and K-1s associated with fiscal year 2023 reporting, along with initiation of the self-clearing operations.
●	Information Technology Costs: For the three-month period ending March 31, 2024, information technology costs saw an increase from previous periods, driven by higher costs in with initiation of the self-clearing operations.
●	Clearing and Other Charges: The reduction in costs for the three-month period ending March 31, 2024, was negligible compared to the same period in the previous year.
●	Other General and Administrative Costs: The primary driver of the increase in other general and administrative costs were the issuance of restricted stock options to the board of directors, as well as higher rent expenses in the technology segment compared to the previous period.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three-month period ended March 31, 2024 there was an increase in research and development costs that was due to a decrease of grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the three-month period ended March 31, 2024, the increase in other income was the result of interest generated on U.S. Treasury Bill interest from capital raised from the initial public offering.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three Months Ended March 31, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(747,268)	$54,779	$(802,047)	(1,464.2)%
Other operating income	86,879	3,053	83,826	2,745.7%
Total operating income (loss), net	(660,389)	57,832	(718,221)	(1,241.9)%

Operating costs:
General and administrative costs:
Compensation	679,907	546,801	133,106	24.3%
Operating expense, related party	243,876	258,453	(14,577)	(5.6)%
Professional fees	145,907	165,812	(19,905)	(12.0)%
Information technology	180,914	121,876	59,038	48.4%
Clearing and other charges	2,036	10,754	(8,718)	(81.1)%
General and administrative-other	218,936	108,993	109,943	100.9%
Total General and administrative costs	1,471,576	1,212,689	258,887	21.3%
Research and development costs	-	-	-	-
Total operating costs	1,471,576	1,212,689	258,887	21.3%
Net operating loss	(2,131,965)	(1,154,857)	(977,108)	(84.6)%
Other income:
Less: interest expense	110,625	-	110,625	100.0%
Interest income	52,459	28,362	24,097	85.0%
Loss before income taxes	(2,190,131)	(1,126,495)	(1,063,636)	(94.4)%
Income taxes	-	-	-	0.0%
Net income (loss)	$(22,190,131)	$(1,126,495)	$(1,063,636)	(94.4)%

Operating Income. For the three-month periods ending March 31, 2024, and 2023, the Company incurred operating losses primarily due to unrealized losses in the broker-dealer and intellectual property service segments. These losses were partially offset by other income generated from operational fees within the same segments.

General and Administrative Costs. During the three-month periods ended March 31, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by an increase in salaries in the in the latter half of 2023.
●	Related Party Operating Expenses: There was a decrease in related party operating expenses as outsourcing support was reallocated to other areas within the broker-dealer and intellectual property service segment.
●	Professional Fees: For the three-month period ending March 31, 2024, there was a decrease in professional fees compared to the previous period, primarily due to reduced legal, tax, and audit fees. However, this reduction was offset by an increase in consulting fees associated with the implementation of self-clearing operations.
●	Information Technology Costs: For the three-month period ending March 31, 2024, information technology costs saw an increase from previous periods, driven by higher costs with the initiation of the self-clearing operations.
●	Clearing and Other Charges: The reduction in costs for the three-month period ending March 31, 2024, was negligible compared to the same period in the previous year.
●	Other General and Administrative Costs: The rise in other general and administrative costs was due to higher expenses in advertising and promotions, along with increased spending on travel and conferences.

Other Income. The rise in other income for the three-month periods ending March 31, 2024, can be attributed to the growth in bank interest income, stemming from an increase in the cash balance.

Technology Development Segment (Invizyne) Results of Operations for the Three Months Ended March 31, 2024 and 2023

	2024	2023	$ Change	% Change
Total operating income	$-	$59,159	$(59,159)	(100.0)%

Operating costs:
General and administrative costs:
Compensation	390,043	31,536	358,507	1,136.8%
Professional fees	256,563	181,707	74,856	41.2%
Information technology	3,891	9,826	(5,935)	(60.4)%
General and administrative-other	80,378	45,734	34,644	75.8%
Total general and administrative costs	730,875	268,803	462,072	171.9%
Research and development costs, net of grants amounting to $708,700 and $793,540	277,582	31,592	245,990	778.6%
Total operating costs	1,008,457	300,395	708,062	235.7%
Net operating loss	(1,008,457)	(241,236)	(767,211)	(318.0)%
Other income:
Interest income	-	86	(86)	(100.0)%
Loss before income taxes	(1,008,457)	(241,150)	(767,307)	(318.2)%
Income taxes	-	-	-	-
Net loss	(1,008,457)	(241,150)	(767,307)	(318.2)%
Less net loss attributable to non-controlling interests	(393,903)	(94,193)	(299,710)	(318.2)%
Net loss attributable to controlling interests	$(614,554)	$(146,957)	$(467,597)	(318.2)%

Operating Income. For the three-month period ending March 31, 2024, the decline in operating income was primarily due to a feasibility study conducted in the previous period.

General and Administrative Costs. During the three-month periods ended March 31, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense during the three-month period ending March 31, 2024, stemmed from the recruitment of additional administrative staff, who are not covered by grants, in the latter half of 2023.
●	Professional Fees: The increase in professional fees compared to previous periods was due to higher legal, tax, audit, and consulting costs associated with completing year-end financial audits and preparing for the initial public offering.
●	Information Technology Costs: The reduction in costs for the three-month period ending March 31, 2024, was negligible compared to the same period in the previous year.
●	Other General and Administrative Costs: The increase in other general and administrative costs was due to the acquisition of new leased laboratory space in the third quarter of 2023.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three-month period ended March 31, 2024 there was an increase in research and development costs that was due to a decrease of grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Condensed Consolidated Balance Sheets March 31, 2024 and December 31, 2023

	March 31, 2024 (unaudited)	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$5,492,612	$6,109,806	$(617,194)	(10.1)%
Cash segregated in compliance with regulations	2,959,994	1,247,881	1,712,113	137.2%
Grants receivable	1,111,611	882,319	229,292	26.0%
Clearing deposits	703,740	260,000	443,740	170.7%
Prepaid expenses and other current assets	494,463	523,788	(29,325)	(5.6)%
Investment securities, at amortized cost (U.S. Treasury Bills)	21,381,362	24,658,611	(3,277,249)	(13.3)%
Investment securities, at fair value (held by our licensed broker dealer)	4,999,237	5,771,634	(772,397)	(13.4)%
Investment securities, at cost less impairment	200,000	200,000	-	0.0%
Deferred offering cost	266,945	69,303	197,642	285.2%
Deferred costs related to deferred revenue	147,503	75,328	72,175	95.8%
Property and equipment, net	946,850	866,490	80,360	9.3%
Operating lease right-of-use assets, net	2,235,559	2,320,119	(84,560)	(3.6)%
Total assets	$40,939,876	$42,985,279	$(2,045,403)	(4.8)%

LIABILITIES AND EQUITY
Accounts payable	$916,782	$578,214	$338,568	58.6%
Accrued expenses	515,853	1,105,078	(589,225)	(53.3)%
Payables to non-customers	2,277,200	1,405,293	871,907	62.0%
Payables to customers	1,212,595	-	1,212,595	100.0%
Deferred grant reimbursement	133,909	140,703	(6,794)	(4.8)%
Deferred revenue	20,000	20,000	-	0.0%
Operating lease liabilities	2,339,955	2,415,889	(75,934)	(3.1)%
Total liabilities	7,416,294	5,665,177	1,751,117	30.9%
Equity:
Paid-in-capital	53,075,777	49,405,779	3,669,998	7.4%
Accumulated deficit	(19,308,352)	(12,092,927)	(7,215,425)	(59.7)%
Total MDB Capital Holdings, LLC Members’ equity	33,767,425	37,312,852	(3,545,427)	(9.5)%
Non-controlling interest	(243,843)	7,250	(251,093)	(3,463.4)%
Total equity	33,523,582	37,320,102	(3,796,520)	(10.2)%
Total liabilities and equity	$40,939,876	$42,985,279	$(2,045,403)	(4.8)%

Financial Condition: Overall, the reduction in assets was primarily attributed to their utilization for operational activities during the period. The rise in cash segregated in compliance with regulations stemmed from customer deposits. The decline in investment securities at amortized cost occurred because U.S. Treasury bills were sold to provide liquidity for operating expenses. Similarly, the drop in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period. Prepaid expenses remained stable compared to the previous period. There was an increase in grants receivable, which was influenced by the timing of the collection of grant funds from the previous period. The growth in deferred offering costs was associated with expenses related to Invizyne’s IPO. Finally, the reduction in the right-of-use asset was due to its regular utilization.

The increase in accounts payable was primarily driven by payments for audit and legal services associated with audits and legal matters related to the IPO of Invizyne. The decrease in accrued expenses resulted from the settlement of bonus liabilities that were accrued in the fourth quarter of 2023. Additionally, the rise in payables to customers and non-customers stemmed from increased activity in the self-clearing operations of the broker-dealer. Deferred grant reimbursements remained consistent with the previous period. Finally, the reduction in lease liability was due to its routine utilization.

The increase in equity was primarily due to the Company’s IPO, which closed on September 20, 2023. This increase was partly offset by net losses from previous periods.

The decrease in non-controlling interest resulted from the net loss experienced by Invizyne.

Liquidity and Capital Resources – March 31, 2024 and 2023

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below.

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(2,259,097)	$(1,154,192)
Net cash provided by (used in) investing activities	3,445,523	(55,317)
Net cash provided by financing activities	(91,507)	(272,322)
Net increase in cash and cash equivalents	$1,094,919	$(1,481,831)

At March 31, 2024, the Company had $27,284,367 of working capital. This is an increase of $7,511,642, from the working capital of $19,772,725 that the Company had at March 31, 2023. The increase in working capital is primarily attributed to the funds received from the initial public offering in 2023, which was offset by the use of cash to fund operations for the three months ended on March 31, 2024. Additionally, as of March 31, 2024 and 2023, respectively, the Company had $21,381,362 of cash and $16,347,720 of short-term U.S. Treasury bills available to fund its operations.

Operating Activities. For the three months ending on March 31, 2024, there was an increase in the net loss compared to Q1 2023. Additionally, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities. However, this decrease in cash was partly offset by an increase in accounts payable, grants receivable for the technology segment. Furthermore, clearing deposits, payables to customers, and payables were non-customers all increased due to the implementation of the self-clearing operations. There was a decrease in the accrued expenses due to bonuses being paid in Q1 of 2024.

For the three months ended March 31, 2023, operating activities use of cash represented a combination of increased activity in Invizyne, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

Investing Activities. For the three months ended March 31, 2024, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities.

For three months ended March 31, 2023 investing activities was minimal during this period.

Financing Activities. For the three months ended March 31, 2024, financing activities consisted of costs related to the deferred costs of the IPO of Invizyne.

For the three months ended March 31, 2023 financing costs were for the preparation of the initial public offering incurred during the period.

Recently Issued Accounting Pronouncements

See Note 2 in the unaudited condensed consolidated financial statements for the discussion on recently accounting pronouncements.

Critical Accounting Estimates

The preparation of financial statements in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our unaudited condensed consolidated financial statements and unaudited condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

Revenue recognition – Investment Banking and Warrants Valuation

The Company receives income from equity underwriting fees. As an underwriter, the Company helps clients raise capital via the private placement of various types of equity instruments. Underwriting fees are primarily based on the issuance price and quantity of the underlying instruments and are recognized as revenue typically upon execution of the client’s transaction. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions. If the Company did have any contract assets or liabilities related to these revenues it would be recorded on the unaudited condensed consolidated balance sheets.

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

Accounting for Research Grants

Invizyne receives grant reimbursements, which are netted against research and development expenses in the unaudited condensed consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion considered a deferred liability and are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of March 31, 2024 and 2023 and expected to be received from funding sources in the subsequent year. Management considers such receivables at March 31, 2024 and 2023 to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down (a process of submitting expenses for reimbursement) the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s unaudited condensed consolidated statement of operations.

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

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Although unclear at this time an economic recession would likely impact the general business environment and the capital markets, which could, in turn, if there is a recession, such an event could affect the Company.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At March 31, 2024 and 2023, Public Ventures had net capital of $6,285,959 and $2,534,695, respectively, which was $6,035,959 and $2,284,695 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At March 31, 2024, the Company’s ratio of aggregate indebtedness of $6,175,623 to net capital was 0.98 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debits, which was calculated as $0 at March 31, 2024.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at March 31, 2024 and 2023 have subsequently settled with no resulting material liability to Public Ventures. For the three months ended March 31, 2024 and 2023 Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of March 31, 2024 and 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2024, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Ongoing Remediation of Previously Identified Material Weakness

The Company is implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, and they include our expansion of our controls or control designs based on updated enhanced risk assessments. We have redesigned the financial reporting process, to remediate the previously identified material weakness. We expect these changes to materially improve our internal controls.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other registration statements, reports and periodic filings with the SEC that could materially and adversely affect our business, financial condition, and results of operations. The risk factors we have identified and discussed, however, do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: May 13, 2024	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2024	By:	/s/ Jeremy W. James
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

