Form 10-Q
period 2024-06-30
MDB Capital Holdings, LLC
filed 2024-08-13
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 13, 2024, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,295,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Cash and cash equivalents	$17,523,769	$6,109,806
Cash segregated in compliance with regulations	2,977,914	1,247,881
Grants receivable	1,147,171	882,319
Clearing deposits	515,222	260,000
Prepaid expenses and other current assets	488,914	523,788
Investment securities, at amortized cost (U.S. Treasury Bills)	5,041,692	24,658,611
Investment securities, at fair value (held by our licensed broker dealer) (Note 2)	6,285,443	5,771,634
Investment securities, at cost less impairment	200,000	200,000
Deferred offering cost	351,478	69,303
Deferred costs related to deferred revenue	114,109	75,328
Property and equipment, net	910,287	866,490
Operating lease right-of-use assets, net	2,149,538	2,320,119
Total assets	$37,705,537	$42,985,279

LIABILITIES AND EQUITY
Accounts payable	$655,619	$578,214
Accrued expenses	147,434	1,105,078
Payables to non-customers	986,412	1,405,293
Payables to customers	977,020	-
Deferred grant reimbursement	120,631	140,703
Deferred revenue	-	20,000
Operating lease liabilities	2,262,560	2,415,889
Total liabilities	5,149,676	5,665,177
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 4,295,632 and 4,295,632 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-

Paid-in-capital	56,565,645	49,405,779
Accumulated deficit	(23,582,793)	(12,092,927)
Total MDB Capital Holdings, LLC Members’ equity	32,982,852	37,312,852
Non-controlling interest	(426,991)	7,250
Total equity	32,555,861	37,320,102
Total liabilities and equity	$37,705,537	$42,985,279

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$899,544	$1,429,092	$152,276	$1,483,871
Realized loss on investment securities, net (from our licensed broker dealer)	-	-	-	-
Fee income	1,303,398	4,233,120	1,303,398	4,233,120
Other operating income	85,508	67,159	172,387	129,371
Total operating income, net	2,288,450	5,729,371	1,628,061	5,846,362

Operating costs:
General and administrative costs:
Compensation	5,124,758	973,717	10,017,433	1,845,744
Operating expense, related party	304,954	253,951	625,246	555,653
Professional fees	640,620	176,842	1,559,709	781,504
Information technology	209,396	168,142	415,387	315,549
Clearing and other charges	226,426	368,924	228,462	379,678
General and administrative-other	669,631	251,258	1,338,757	555,337
Total general and administrative costs	7,175,785	2,192,834	14,184,994	4,433,465
Research and development costs, net of grants amounting to $609,208 and $767,707, for the three months ended June 30 and $1,317,878 and $1,522,087, for the six months ended June 30	237,394	7,567	514,976	39,159
Total operating costs	7,413,179	2,200,401	14,699,970	4,472,624
Net operating income (loss)	(5,124,729)	3,528,970	(13,071,909)	1,373,738
Other income:				-
Interest income	321,008	184,888	658,860	372,179
Net income (loss) before income taxes	(4,803,721)	3,713,858	(12,413,049)	1,745,917
Income taxes	2,143	320,584	2,143	320,584
Net income (loss)	(4,805,864)	3,393,274	(12,415,192)	1,425,333
Less: Net loss attributable to non-controlling interests	(531,423)	(69,585)	(925,326)	(163,778)
Net income (loss) attributable to MDB Capital Holdings, LLC	$(4,274,441)	$3,462,859	$(11,489,866)	$1,589,111
Net income (loss) per share attributable to MDB Capital Holdings, LLC:
Net income (loss) per Class A common share – basic and diluted	$(0.46)	$0.45	$(1.24)	$0.21)
Weighted average of Class A common shares outstanding – basic and diluted	4,295,632	2,628,966	4,295,632	2,628,966
Net income (loss) per Class B common share – basic and diluted	$(0.46)	$0.45	$(1.24)	$0.21)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Six Months Ended June 30, 2024 and 2023

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102
Stock-based compensation	-	-	-	-	3,669,998	-	142,810	3,812,808
Net loss	-	-	-	-	-	(7,215,425)	(393,903)	(7,609,328)
Balance, March 31, 2024	4,295,632	$-	5,000,000	$-	$53,075,777	$(19,308,352)	$(243,843)	$33,523,582
Stock-based compensation	-	-	-	-	3,489,868	-	348,275	3,838,143
Net loss	-	-	-	-	-	(4,274,441)	(531,423)	(4,805,864)
Balance, June 30, 2024	4,295,632	$-	5,000,000	$-	$56,565,645	$(23,582,793)	$(426,991)	$32,555,861

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$-	$468,665	$23,109,008
Stock-based compensation	-	-	-	-	-	-	-	54,126	54,126
Net loss	-	-	-	-	-	(1,873,748)	-	(94,193)	(1,967,941)
Balance, March 31, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(6,997,858)	$-	$428,598	$21,195,193
Stock-based compensation	-	-	-	-	-	-	-	58,951	58,951
Net income (loss)	-	-	-	-	-	3,462,859	-	(69,585)	3,393,274
Balance, June 30, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(3,534,999)	$-	$417,964	$24,647,418

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,415,192)	$1,425,333
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized (gain) loss on investment securities, net	(152,276)	(1,483,871)
Stock-based compensation	7,650,951	113,077
Accretion of investments at amortized cost (U.S Treasury Bills)	(446,701)	(322,341)
Purchases from sale of investment securities, at fair value (made by our licensed broker dealer)	-	(1,587,500)
Proceeds from sale of investment securities, at fair value (made by our licensed broker dealer)	-	632,851
Deferred income tax	-	225,874
Warrants issued as part of an investment banking deal	-	165,087
Income recognized from warrants received	(359,605)	(2,645,620)
Depreciation of property and equipment	130,937	88,249
Deferred costs related to revenue	(38,781)	-
Accretion of deferred grant reimbursement	(26,252)	25,920
Deferred revenue	(20,000)	-
Change in ROU Asset	170,581	166,957
Change in lease liability	(153,329)	(97,334)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	(264,852)	(264,492)
Prepaid expenses and other current assets	34,874	79,418
Clearing deposits	(255,222)	-
Increase (decrease) in -
Accounts payable	75,477	(19,966)
Payables to non-customers	(418,881)	-
Payables to customers	977,020	-
Accrued expenses	(957,644)	(148,664)
Net cash used in operating activities	(6,468,895)	(3,647,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	35,825,998	5,107,908
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	(15,762,378)	(3,499,352)
Deferred grant reimbursement	6,180	(74,295)
Purchases of property and equipment	(174,734)	(43,691)
Net cash provided by investing activities	19,895,066	1,490,570

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred costs of initial public offering	(282,175)	(405,029)
Net cash used in financing activities	(282,175)	(405,029)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,143,996	(2,561,481)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	7,357,687	4,952,624

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$20,501,683	$2,391,143

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$359,605	$2,480,533
Modification of lease - right-of-use asset and lease liability	$-	$198,544
Deferred costs of initial public offering	$152,065	$-

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$17,523,769	$6,109,806
Cash segregated in compliance with regulations	2,977,914	1,247,881
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$20,501,683	$7,357,687

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30, 2024 and 2023

1. Organization and Description of Business

MDB Capital Holdings, LLC (“the Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC (“Public Ventures”) doing business under the name MDB Capital; and PatentVest, Inc. (“PatentVest”), and has a majority-owned partner company, Invizyne Technologies, Inc. (“Invizyne”), who is in the process of financing which will reduce the ownership by action of dilution.

MDB Management is an “administrative” entity whose purpose is to conduct, and to consolidate, wherever possible, shared services and other resources, for our US-based operations.

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

PatentVest performs intellectual property validation services for broker-dealer due diligence functions on the intellectual property of clients and prospective client companies and intellectual property assessment and roadmap for client companies, and it is also an Arizona licensed law firm specializing in patent matters,

Invizyne was formed with the business objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. Invizyne is a biology technology development company. Invizyne’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature.

Prior to January 14, 2022, Public Ventures owned the majority of the equity interests in PatentVest and Invizyne. On January 14, 2022, Public Ventures distributed 100% of its equity interests in PatentVest and Invizyne to its members. On January 15, 2022, Public Ventures filed with the Internal Revenue Service to be treated as a corporation for federal income tax purposes. On January 16, 2022, the members of Public Ventures contributed their entire interests in the equity of Public Ventures, and their then equity interests in Invizyne and PatentVest to MDB, as result of which MDB became the new parent holding company of those three entities. There was no effective change in the beneficial ownership of Public Ventures as a result of this transaction. On the same day as part of the reorganization, MDB established MDB Management as a management company subsidiary. These reorganization steps are collectively referred to as the “reorganization”. In connection with the reorganization, 5,000,000 Class B common shares were issued in exchange for the transferred equity interests.

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

On January 16, 2022, the Company issued 100,000 shares of Class A common shares in exchange for all the then non-controlling interests in PatentVest. PatentVest is now wholly owned by the Company.

On July 1, 2022, the Company made a cash distribution for $2,723,700 to the former members of Public Ventures. This cash distribution was declared on January 16, 2022.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 Class A common shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 Class A common shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 Class A common shares, or $24,746,142 net of $543,518 of offering expenses. In conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 Class A common shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital. The warrants issued are accounted for as equity and recorded under paid in capital.

On September 20, 2023, MDB completed an initial public offering (IPO), consisting of the sale of 1,666,666 Class A common shares at $12.00 per share, for gross proceeds of $19,999,992. Accordingly, the Company received total gross proceeds of $19,999,992 from the sale of 1,666,666 Class A common shares, or $17,444,659 net of $2,555,333 of offering expenses. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16,667 Class A common shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65,411, as calculated pursuant to the Black-Scholes option-pricing model and accounted for as issuance costs that were accounted for as equity instruments and recorded against paid in capital.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and wholly-owned and partly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2023, and related notes were derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year or any future period. The unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at June 30, 2024 and 2023, relate to the interests of third parties in the majority owned subsidiaries.

The managing members of the Company have a controlling interest in PatentVest, S.A., a company organized and based in Nicaragua (which was renamed MDB Capital, S.A in 2022). As the Company does not have a controlling financial interest in this entity, and management has determined PatentVest, S.A. is not a variable interest entity, as such PatentVest, S.A. should not be consolidated as it has no ownership interests nor is a variable interest. Therefore, management has excluded this entity from the Company’s unaudited condensed consolidated financial statements. It is the Company’s policy to reevaluate this conclusion on an annual basis or if there are significant changes in ownership.

Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries Public Ventures, MDB Management, PatentVest and Invizyne are Subchapter C-corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity, and it does not directly pay federal and state income taxes; Therefor, recognition has not been given to federal and state income taxes for the operations of the Company.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and six-months ended June 30, 2024 and 2023.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At June 30, 2024, the Company had $2,977,914 of segregated cash consisting of funds held in reserve for non-customers and customers. At December 31, 2023, the Company had $1,247,881 of segregated cash consisting of funds held in reserve for non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC in connection with its securities business. At June 30, 2024, these deposits totaled $515,222.

Prepaid Expenses and Other Current Assets

The Company has prepaid and other expenses totaling $488,914 at June 30, 2024, consisting of acquired intangible assets totaling $43,500, prepaid professional fees totaling $60,000, security deposits totaling $47,380, prepaid lab equipment totaling $67,000, various prepaid expense of $199,534, and other current assets of $71,500. Prepaid expenses and other assets totaling $523,788 at December 31, 2023, consists of acquired intangible assets totaling $43,500, prepaid professional fees totaling $95,000, security deposits totaling $47,380, various prepaid expense of $325,777, and other assets of $12,131.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2024 and audited condensed consolidated balance sheet as of December 31, 2023.

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

Investment securities are as follows:

	June 30, 2024	December 31, 2023
Investment securities, at amortized cost:
U.S Treasury Bills	$5,041,692	$24,658,611
Investment securities, at amortized cost	$5,041,692	$24,658,611

Broker/Dealer Securities

	June 30, 2024	December 31, 2023
Investment securities, at fair value:
Common stock of publicly traded companies	$2,799,577	$2,603,579
Warrants of publicly traded companies	3,485,866	3,168,055
Investment securities, at fair value	$6,285,443	$5,771,634

Non-Broker/Dealer Securities

	June 30, 2024	December 31, 2023
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$200,000	$200,000
Investment securities, at cost less impairment	$200,000	$200,000

For investment securities at fair value, net unrealized gain of $899,544 and unrealized gain of $1,429,092 were recognized in the statements of operations for three-months ended June 30, 2024 and 2023, respectively. For investment securities at fair value, net unrealized gain of $152,276 and unrealized gain of $1,483,871 were recognized in the statements of operations for six-months ended June 30, 2024 and 2023, respectively.

The amortized cost, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2024 and December 31, 2023, are as follows:

	Amortized Cost as of June 30, 2024	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of June 30, 2024
U.S Treasury Bills maturing 10/11/24	$5,041,692	$-	$24,689	$5,017,003
Total assets	$5,041,692	$-	$24,689	$5,017,003

	Amortized Cost as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of December 31, 2023
U.S Treasury Bills maturing 02/13/24, 04/04/24, 04/18/24 and 04/23/24	$24,658,611	$6,031	$-	$24,664,642
Total assets	$24,658,611	$6,031	$-	$24,664,642

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the unaudited condensed consolidated balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of June 30, 2024 and December 31, 2023, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented on the unaudited condensed consolidated balance sheets. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities–- common stock	$2,799,577	$-	$-	$2,799,577

Investment Securities (held by our licensed broker dealer)	Warrants	-	308,214	3,177,652	3,485,866

Total assets measured at fair value (held by our licensed broker dealer)		$2,799,577	$308,214	$3,177,652	$6,285,443

During the six months ended June 30, 2024, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2023	$3,133,458

Receipt from investment banking fees	315,885
Realized gains	-
Unrealized losses	(271,691)
Sales or distribution
Purchases	-
June 30, 2024	$3,177,652

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of June 30, 2024.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted-Average

Warrants	$3,485,886	Black Scholes	Volatility	83.02 -112.83%	110.58%

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

Secured Debt–- Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2023, for a commitment of up to $2,000,000, which matures July 26, 2024. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 7.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5,000. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of June 30, 2024, there is $2,055,656 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of June 30, 2024, there is no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023

Laboratory equipment	$1,067,241	$885,696
Furniture and fixtures	54,338	49,838
Developed software	101,803	113,114
Leasehold improvements	279,161	279,161
Total property and equipment	1,502,543	1,327,809
Less: Accumulated depreciation	(592,256)	(461,319)
Property and equipment, net	$910,287	$866,490

Revenue

The Company generates revenue primarily from providing brokerage services and investment banking services through Public Ventures. PatentVest and Invizyne have had limited financial activity during the three and six-months ended June 30, 2024 and 2023, respectively.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three and six-months ended June 30, 2024, and 2023, respectively.

Investment banking revenues consist of private placement fees. Public Ventures does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of June 30, 2024, the Company did not have any contract assets or liabilities related to these revenues on its unaudited condensed consolidated balance sheets.

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

PatentVest recognizes revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. PatentVest enters into contracts that can include various combinations of its offerings, which are generally capable of being distinct and accounted for as a separate performance obligation for the entre contract or a portion of the contract. When performance obligations are combined into a single contract, PatentVest utilizes a stand-alone selling price to allocate the transaction price among the performance obligations.

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

Patent Vest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2022	$-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2023	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of June 30, 2023	-
Amounts billed but not recognized	100,000
Revenue recognized	80,000
Balance as of December 31, 2023	20,000
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2024	20,000
Amounts billed but not recognized	-
Revenue recognized	20,000
Balance as of June 30, 2024	$-

During the three and six-months ended June 30, 2023, the Company’s technology development segment revenue was derived from a single feasibility study, which is not a typical service offered by the Company. The revenue generated from this study represents a direct reimbursement of costs incurred in completing the study.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of June 30, 2024 and 2023, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables at June 30, 2024 and 2023, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

Summary of grants receivable activity for the six-months ended June 30, 2024 and 2023, is presented below:

	2024	2023

Balance at beginning of period	$882,319	$809,532
Grant costs expensed	1,272,127	1,467,202
Grants for equipment purchased	6,379	-
Grant fees	39,372	54,886
Grant funds received	(1,053,026)	(1,257,596)
Balance at end of period	$1,147,171	$1,074,024

Invizyne has received five grants provided by National Institute of Health and the Department of Energy. The first grant was awarded on October 1, 2019, and the latest grant is set to expire on August 31, 2024, however grants can be extended or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the unaudited condensed consolidated statements of operations. For the six-months ended June 30, 2024 and 2023, respectively, grants amounting to $1,272,127 and $1,467,202 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the six-months ended June 30, 2024 and 2023, respectively, totaled $1,317,878 and $1,522,088.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of Invizyne’s technology. For the three-months ended June 30, 2024 and 2023, research and development costs prior to offset of the grants amounted to $846,602, and $775,274, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received. For the six-months ended June 30, 2024 and 2023, research and development costs prior to offset of the grants amounted to $1,832,855, and $1,561,247, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $62,537 and $21,178 for the three-months ended June 30, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs were $104,760 and $55,598 for the six-months ended June 30, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the unaudited condensed consolidated statements of operations.

3. Segment Reporting

In its operation of the business, management, including the Company’s chief operating decision maker, who is also the Company’s Chief Executive Officer, reviews certain financial information, including segmented statements of operations and the balance sheets.

The Company currently operates in two reportable segments: a broker dealer and intellectual property service segment and a technology development segment.

The broker dealer and intellectual property service segment consists of two subsidiaries, Public Ventures and PatentVest. Public Ventures is a full-service broker-dealer firm focusing on conducting private and public securities offerings. PatentVest offers in-depth patent research used for investment banking due diligence and client patent portfolio assessment.

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

The following sets forth the long-lived assets and total assets by segment at June 30, 2024:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$101,803	$2,272,147	$685,875	$-	$3,059,825
Total assets	$16,608,793	$3,988,839	$17,107,905	$-	$37,705,537

The following sets forth statements of operations by segment for the three-months ended June 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$899,544	$-	$-	$-	$899,544
Fee income	1,303,398				1,303,398
Other operating income	85,508	-	-	-	85,508
Total operating income, net	2,288,450	-	-	-	2,288,450

Operating costs:
General and administrative costs:
Compensation	820,017	731,608	3,573,133	-	5,124,758
Operating expense, related party	273,645	-	31,309	-	304,954
Professional fees	153,726	289,903	196,991	-	640,620
Information technology	185,202	9,715	14,479	-	209,396
Clearing and other charges	226,426	-	-	-	226,426
General and administrative-other	206,383	59,985	403,263	-	669,631
General and administrative costs	1,865,399	1,091,211	4,219,175	-	7,175,785
Research and development costs	-	237,394	-	-	237,394
Total operating costs	1,865,399	1,328,605	4,219,175	-	7,413,179
Net operating income (loss)	423,051	(1,328,605)	(4,219,175)	-	(5,124,729)
Other income and expense:
Less: interest expense	165,625	31,498		(197,123)	-
Interest income	144,775	1,716	371,640	(197,123)	321,008
Income (loss) before income taxes	402,201	(1,358,387)	(3,847,535)	-	(4,803,721)
Income tax expense	-	2,143	-	-	2,143
Net income (loss)	402,201	(1,360,530)	(3,847,535)	-	(4,805,864)
Less net loss attributable to non-controlling interests	-	(531,423)	-	-	(531,423)
Net loss attributable to MDB Capital Holdings, LLC	$402,201	$(829,107)	$(3,847,535)	$-	$(4,274,441)

The following sets forth statements of operations by segment for the six-months June 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$152,276	$-	$-	$-	$152,276
Fee income	1,303,398				1,303,398
Other operating income	172,387	-	-	-	172,387
Total operating income, net	1,628,061	-	-	-	1,628,061

Operating costs:
General and administrative costs:
Compensation	1,499,924	1,121,651	7,395,858	-	10,017,433
Operating expense, related party	517,521	-	107,725	-	625,246
Professional fees	299,633	546,466	713,610	-	1,559,709
Information technology	366,116	13,606	35,665	-	415,387
Clearing and other charges	228,462	-	-	-	228,462
General and administrative-other	425,319	140,363	773,075	-	1,338,757
General and administrative costs	3,336,975	1,822,086	9,025,933	-	14,184,994
Research and development costs	-	514,976	-	-	514,976
Total operating costs	3,336,975	2,337,062	9,025,933	-	14,699,970
Net operating income (loss)	(1,708,914)	(2,337,062)	(9,025,933)	-	(13,071,909)
Other income and expense:
Less: interest expense	276,250	31,498	-	(307,748)	-
Interest income	197,234	1,716	767,658	(307,748)	658,860
Income (loss) before income taxes	(1,787,930)	(2,366,844)	(8,258,275)	-	(12,413,049)
Income tax expense	-	2,143	-	-	2,143
Net income (loss)	(1,787,930)	(2,368,987)	(8,258,275)	-	(12,415,192)
Less net loss attributable to non-controlling interests	-	(925,326)	-	-	(925,326)
Net loss attributable to MDB Capital Holdings, LLC	$(1,787,930)	$(1,443,661)	$(8,258,275)	$-	$(11,489,866)

The following sets forth the long-lived assets and total assets by segment at December 31, 2023:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$113,114	$2,344,895	$728,600	$3,186,609
Total assets	$15,038,602	$3,558,509	$24,388,168	$42,985,279

The following sets forth statements of operations by segment for the three-months ended June 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,429,092	$-	$-	$1,429,092
Fee income	4,233,120	-	-	4,233,120
Other operating income	55,549	11,610	-	67,159
Total operating income, net	5,717,761	11,610	-	5,729,371

Operating costs:
General and administrative costs:
Compensation	572,674	138,470	262,573	973,717
Operating expense, related party	206,288	-	47,663	253,951
Professional fees	41,617	27,031	108,194	176,842
Information technology	140,076	(591)	28,657	168,142
Clearing and other charges	368,924	-	-	368,924
General and administrative-other	89,872	17,226	144,160	251,258
Total general and administrative costs	1,419,451	182,136	591,247	2,192,834
Research and development costs	-	7,567	-	7,567
Total operating costs	1,419,451	189,703	591,247	2,200,401
Net operating income (loss)	4,298,310	(178,093)	(591,247)	3,528,970
Other income:
Interest income	19,519	14	165,355	184,888
Net income (loss) before income taxes	4,317,829	(178,079)	(425,892)	3,713,858
Income taxes	320,584	-	-	320,584
Net income (loss)	3,997,245	(178,079)	(425,892)	3,393,274
Less net loss attributable to non-controlling interests	-	(69,585)	-	(69,585)
Net income (loss) attributable to MDB Capital Holdings, LLC	$3,997,245	$(108,494)	$(425,892)	$3,462,859

The following sets forth statements of operations by segment for the six-months ended June 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,483,871	$-	$-	$1,483,871
Fee income	4,233,120	-	-	4,233,120
Other operating income	58,602	70,769	-	129,371
Total operating income, net	5,775,593	70,769	-	5,846,362

Operating costs:
General and administrative costs:
Compensation	1,119,475	170,006	556,263	1,845,744
Operating expense, related party	464,741	-	90,912	555,653
Professional fees	207,429	208,738	365,337	781,504
Information technology	261,952	9,235	44,362	315,549
Clearing and other charges	379,678	-	-	379,678
General and administrative-other	198,865	62,960	293,512	555,337
Total general and administrative costs	2,632,140	450,939	1,350,386	4,433,465
Research and development costs	-	39,159	-	39,159
Total operating costs	2,632,140	490,098	1,350,386	4,472,624
Net operating income (loss)	3,143,453	(419,329)	(1,350,386)	1,373,738
Other income:
Interest income	47,881	100	324,198	372,179
Net income (loss) before income taxes	3,191,334	(419,229)	(1,026,188)	1,745,917
Income taxes	320,584	-	-	320,584
Net income (loss)	2,870,750	(419,229)	(1,026,188)	1,425,333
Less net loss attributable to non-controlling interests	-	(163,778)	-	(163,778)
Net income (loss) attributable to MDB Capital Holdings, LLC	$2,870,750	$(255,451)	$(1,026,188)	$1,589,111

4. Equity and Non-Controlling Interests

Equity

Preferred shares – 10,000,000 shares authorized, no shares issued and outstanding. The board of directors may designate preferred shares to be issued, and may rank preferred shares as junior to, on parity with or senior to other preferred shares (in each case, with respect to distributions or other payments in respect of shares). Since the board of directors may set all the terms of any class of preferred shares, these are considered “blank check” preferred shares. Currently the board has not defined dividend and liquidation preference, participation rights, call prices and dates, sinking-fund requirements, or terms.

Class A common shares – 95,000,000 shares authorized, 4,295,632 shares issued and outstanding. These shares are common shares and have one vote per share. Currently, these shares do not have a defined dividend or liquidation preference.

Class B common shares – 5,000,000 shares authorized, 5,000,000 issued and outstanding. These shares are common shares and have five votes per share. Currently, these shares do not have a defined dividend or liquidation preference. These shares may be converted one to one for a Class A common shares at any time and from time to time, at the election of the holder.

Non-Controlling Interests

During the six-months ended June 30, 2024, the ownership interest in Invizyne was 60.94% and the non-controlling interest was 39.06%. During the six-months ended June 30, 2023, the ownership interest in Invizyne was 60.94%, the non-controlling interest (“NCI”) was 39.06%. Invizyne is accounted for in the six-months periods ended June 30, 2024 and 2023, respectively, under the consolidation method.

The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the NCI owner. As of June 30, 2024 and 2023, the Company’s equity interest in Invizyne was 60.94% and 60.94% respectively, and the remaining equity interest was owned by the NCIs as presented below:

	For the Six Months Ended June 30,
	2024	2023

Invizyne net loss	$(2,368,987)	$(419,229)
Weighted average non-controlling percentage	39.06%	39.06%
Net loss non-controlling interest	$(925,326)	$(163,778)
Prior period balance	7,250	468,665
Stock-based compensation	491,085	113,077
Ending period balance	$(426,991)	$417,964

If a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock-based compensation, a change of the NCI ownership is recognized based on the amount invested and the carrying amount of the NCI is adjusted to reflect the change in the NCI ownership in the subsidiary’s net assets.

5. Stock-Based Compensation

MDB stock-based compensation

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, then at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the Date of Grant, at which any previously unvested will fully vest. These RSUs were granted to officers, directors, employees, and contractors. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023. On May 8, 2024, two officers forfeited 100,000 of their shares before the vesting of the shares, then between May 8, 2024 and June 17, 2024, an additional 295,000 RSUs were issued that will vest at a rate of 10% of one-half the number of RSUs each six months after the date of the initial grant date, until the last vesting on the fifth-year anniversary of the Date of Grant. $2,536,877 and $4,957,740 of stock-based compensation expense related to these RSUs was recorded for the three and six-months ended June 30, 2024, respectively. The total unrecognized compensation expense based on the shares price sold in the private placement or the stock price on the date of the grant is $31,722,718.

On April 19, 2022, the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange. Class A Shares have traded in the market since September 20, 2023. The RSUs will vest once the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing from the Date of Grant and prior to the five year anniversary of the Date of Grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the Date of Grant and prior to the five year anniversary of the Date of Grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the Date of Grant until vested. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023, $1,101,469 and $2,202,938 of stock-based compensation expense related to these RSUs was recorded for the three and six-months ended June 30, 2024, respectively. The estimated unrecognized compensation expense for performance/market vesting RSUs is $12,370,344.

A summary of restricted stock unit activity during the six-months ended June 30, 2024 and 2023 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at June 30, 2023	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at December 31, 2023	3,675,000	$10.00	2,000,000	$7.91
Granted	295,000	8.71	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(100,000)	10.00	-	-
Restricted stock units outstanding at June 30, 2024	3,870,000	$9.90	2,000,000	$7.91

Restricted stock units at June 30, 2023	-	$-	-	$-
Restricted stock units at June 30, 2024	-	$-	-	$-

Invizyne stock-based compensation

Invizyne’s 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the Invizyne shareholders, permits grants to its officers, directors, and employees for up to 1,877,664 shares of Invizyne’s Common Stock. On May 1st, 2023 the board and shareholders approved an increase of 3,116,351 shares under the plan. The 2020 Plan authorizes the issuance of stock options, shares of restricted stock, and restricted stock units, among other forms of equity based awards.

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

As of June 30, 2024 stock options to purchase 756,886 shares of Common Stock were vested, the weighted average exercise price is $2.28, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 5.94 years. Invizyne stock-based compensation were $348,275 and $58,951 for the three-months ended June 30, 2024 and 2023. Invizyne stock-based compensation were $491,085 and $113,077 for the six-months ended June 30, 2024 and 2023. As of June 30, 2024, the unrecognized stock-based compensation is $5,188,873.

A summary of stock option activity during the six-months ended June 30, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at January 1, 2023	1,067,356	$1.22	4.83
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at June 30, 2023	1,067,356	$1.22	4.83
Granted	1,018,012	1.66	7.00
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2023	2,085,368	$1.43	5.47
Granted	1,451,737	3.50	7.00
Exercised	(6,752)	-	-
Expired	(3,636)	-	-
Stock options outstanding at June 30, 2024	3,526,717	2.28	5.92

Stock options exercisable at June 30, 2023	519,350	$1.26	4.79
Stock options exercisable at June 30, 2024	756,886	$2.28	5.92

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

Earnings income (loss) per share is presented below for the three and six-months ended June 30, 2024 and 2023, respectively.

Basic and fully diluted earnings income (loss) per share is calculated at follows for the three and six-months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30, 2024		June 30, 2023
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$(1,975,275)	$(2,299,166)	$1,193,312	$2,269,547

Weighted average shares outstanding – basic and diluted	4,295,632	5,000,000	2,628,966	5,000,000

Net income (loss) per share – basic and diluted	$(0.46)	$(0.46)	$0.45	$0.45

	For the Six Months Ended
	June 30, 2024		June 30, 2023
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$(5,309,616)	$(6,180,250)	$547,613	$1,041,498

Weighted average shares outstanding – basic and diluted	4,295,632	5,000,000	2,628,966	5,000,000

Net income (loss) per share – basic and diluted	$(1.24)	$(1.24)	$0.21	$0.21

Class A common shares and Class B common stock are equal for ownership, Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

7. Related Party Transactions

The principal members of the Company have a controlling interest in MDB Capital, S.A., a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the six-months ended June 30, 2024 and 2023, the Company paid $625,246 and $555,653, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the six-months ended June 30, 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA Life Sciences Inc, a company for which two of our executive officers serve as board members, being Anthony DiGiandomenico, our Chief of Transactions, and Lou Basenese, President of Public Ventures. For the year ended December 31, 2023, there were no revenue recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $80,995 related to transactions with ENDRA have been deferred.

The customer liability account balances include a total of $621,627, which is comprised of funds from executives, board members, and the children of the broker-dealer’s leadership. These funds represent financial assets held by individuals who are closely associated with the broker dealer’s upper management and governance. According to the regulatory definitions of customer and non-customer accounts, these individuals are classified as customers. This classification is significant because it affects how their accounts are treated in terms of reporting, risk management, and compliance with industry standards. The distinction between customer and non-customer accounts is crucial for maintaining transparency and ensuring that all transactions and liabilities are accurately recorded and reported in accordance with applicable regulations. By recognizing these individuals as customers, the broker-dealer ensures that the handling of these accounts is consistent with regulatory expectations and internal policies, thereby safeguarding the integrity of the financial reporting process.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2024 and 2023, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At June 30, 2024 and 2023, Public Ventures had net capital of $6,012,368 and $3,112,041, respectively, which was $5,762,368 and $2,862,041 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At June 30, 2024, the Company’s ratio of aggregate indebtedness of $5,606,016 to net capital was 0.93 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $0 at June 30, 2024.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at June 30, 2024 and 2023 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the six-months ended June 30, 2024 and 2023, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2024 and 2023.

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

9. Employee Benefit Plans

MDB Management and Invizyne both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. Invizyne makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the six-months ended June 30, 2024 and 2023. Benefits under the Invizyne plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the six-months ended June 30, 2024 and 2023, a total of $348,121 and $294,943, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however, for any research and development employees their portion of the expense is recorded in research and development costs.

MDB Management and Invizyne also provide health and related benefit plans for eligible employees.

10. Exclusive License Agreement (Invizyne)

On April 19, 2019, Invizyne entered into a license agreement (the “License Agreement”) with The Regents of the University of California (“The Regents”) for patent rights and associated technology relating to the biosynthetic platform being developed by the Company. Certain individuals named as inventors of the Patent are also the founding stockholders of Invizyne. One of the founders of Invizyne was the head of the laboratory which was used in the research and development of the patents and associated technology subject to the agreement with The Regents.

Under the License Agreement, Invizyne holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, Invizyne paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. At June 30, 2024 and 2023, there were no accrued royalties recorded.

Under the License Agreement, Invizyne is required to achieve certain development milestones. Invizyne is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement.

As of June 30, 2024 and 2023, the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of June 30, 2024.

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

11. Leases

For operating leases, the Company records a right-of-use assets and corresponding lease liabilities in the unaudited condensed consolidated balance sheets for all leases with terms longer than twelve months. The Company has three operating leases, with no variable lease costs, and no finance leases as of June 30, 2024. The Company has three operating leases, with no variable lease costs, and no finance leases and December 31, 2023.

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

On July 1, 2022, the Company executed a lease for new office space in the Dallas, Texas metropolitan area, the expected occupancy of the space is December 20, 2022. The lease term of 91 months began once we took control of the spacein December 16, 2022 and ends on July 20, 2030, without an option to extend. The initial base rent was $12,556 per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13,937 per month.

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

	June 30, 2024	December 31, 2023

Operating leases:
Right-of-use assets	$2,149,538	$2,320,119
Operating lease liabilities	$2,262,560	$2,415,889

Weighted average remaining lease term in years	5.10	5.33
Weighted average discount rate	7.66%	7.40%

Cash paid for amounts included in the measurement of lease liabilities	$243,375	$206,837
Right-of-use assets obtained in exchange for lease liabilities	$-	$1,018,002

Operating lease cost	$90,047	$146,836
Short-term lease costs	170,582	275,589
Total operating lease costs	$260,629	$422,425

Future payments due under operating leases as of June 30, 2024 are as follows:

Year	Amount
Remainder of 2024	$248,249
2025	503,684
2026	516,001
2027	528,586
2028	541,674
Thereafter	451,600
Total	$2,789,794
Less effects of discounting	(527,234)
Total operating lease liabilities	$2,262,560

12. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries, Public Ventures, MDB Management, PatentVest, and Invizyne are Subchapter C-corporations subject to federal and state income taxes.

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the six-months ended June 30, 2024, and June 30, 2023, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the six-months ended June 30, 2024, and June 30, 2023.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2023, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of June 30, 2024, and June 30, 2023. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

13. Subsequent Events

On July 1, 2024, the founding ownership of MDB Minnesota One, Inc. (Minnesota One”) had MDB owning 67% and Mayo Foundation for Medical Education and Research (“Mayo”) owning 33% of the issued and outstanding common stock. Minnesota One was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo. After the initial formation of Minnesota One and finalization and entry into a license agreement between Mayo and Minnesota One, MDB entered into a Term Equity Purchase Agreement (“Purchase Agreement”) to provide capital for operations of Minnesota One in exchange for the issuance of shares of common stock of Minnesota One to MDB. The objective of the License Agreement is for Minnesota One to develop a small molecule senescence platform. Under the terms of the License Agreement Minnesota One has paid an up-front license fee to Mayo of One Hundred Fifty Thousand Dollars ($150,000). To maintain its rights under the License Agreement, Minnesota One is subject to achieving certain developmental and funding milestones within designated time periods and to paying Mayo royalties on net sales of licensed products. Under the terms of the Purchase Agreement, MDB may invest up to $5,000,000 over a five-year period into Minnesota One in amounts and increments tied to its business operating requirements. In an ancillary agreement to the license agreement, Mayo has the right of participation in future financings of Minnesota One.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MDB Capital Holdings, LLC (“the Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC (“Public Ventures”) doing business under the name MDB Capital; and PatentVest, Inc. (“PatentVest”), and has a majority-owned partner company, Invizyne Technologies, Inc. (“Invizyne”), who is in the process of financing which will reduce the ownership by action of dilution.

MDB Management is an “administrative” entity whose purpose is to conduct, and to consolidate, wherever possible, shared services and other resources, for our US-based operations.

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

PatentVest performs intellectual property validation services for broker-dealer due diligence functions on the intellectual property of clients and prospective client companies and intellectual property assessment and roadmap for client companies, and it is also an Arizona licensed law firm specializing in patent matters,

Invizyne was formed with the business objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. Invizyne is a biology technology development company. Invizyne’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature.

Prior to January 14, 2022, Public Ventures owned the majority of the equity interests in PatentVest and Invizyne. On January 14, 2022, Public Ventures distributed 100% of its equity interests in PatentVest and Invizyne to its members. On January 15, 2022, Public Ventures filed with the Internal Revenue Service to be treated as a corporation for federal income tax purposes. On January 16, 2022, the members of Public Ventures contributed their entire interests in the equity of Public Ventures, and their then equity interests in Invizyne and PatentVest to MDB, as result of which MDB became the new parent holding company of those three entities. There was no effective change in the beneficial ownership of Public Ventures as a result of this transaction. On the same day as part of the reorganization, MDB established MDB Management as a management company subsidiary. These reorganization steps are collectively referred to as the “reorganization”. In connection with the reorganization, 5,000,000 Class B common shares were issued in exchange for the transferred equity interests.

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

On January 16, 2022, the Company issued 100,000 shares of Class A common shares in exchange for all the then non-controlling interests in PatentVest. PatentVest is now wholly owned by the Company.

On July 1, 2022, the Company made a cash distribution for $2,723,700 to the former members of Public Ventures. This cash distribution was declared on January 16, 2022.

On June 8, 2022, MDB completed the first closing of a private placement, consisting of the sale of 2,517,966 Class A common shares at $10.00 per share, for gross proceeds of $25,179,660. On June 15, 2022, the Company completed the second closing of the private placement, consisting of the sale of an additional 11,000 Class A common shares, for gross proceeds of $110,000. Accordingly, the Company received total gross proceeds of $25,289,660 from the sale of 2,528,966 Class A common shares, or $24,746,142 net of $543,518 of offering expenses. In conjunction with the private placement, the Company issued warrants to the placement agent to purchase 18,477 Class A common shares, exercisable upon issuance for a period of 10 years at $13.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $106,940, as calculated pursuant to the Black-Scholes option-pricing model and were accounted for as issuance costs that were recorded against paid in capital. The warrants issued are accounted for as equity and recorded under paid in capital.

On September 20, 2023, MDB completed an initial public offering (IPO), consisting of the sale of 1,666,666 Class A common shares at $12.00 per share, for gross proceeds of $19,999,992. Accordingly, the Company received total gross proceeds of $19,999,992 from the sale of 1,666,666 Class A common shares, or $17,444,659 net of $2,555,333 of offering expenses. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16,667 Class A common shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65,411, as calculated pursuant to the Black-Scholes option-pricing model and accounted for as issuance costs that were accounted for as equity instruments and recorded against paid in capital

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: (i) a broker dealer and intellectual property service segment, and (ii) a technology development segment.

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three-Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$899,544	$1,429,092	$(529,548)	(37.1)%
Fee income	1,303,398	4,233,120	(2,929,722)	(69.2)%
Other operating income	85,508	67,159	18,349	27.3%
Total operating income, net	2,288,450	5,729,371	(3,440,921)	(60.1)%

Operating costs:
General and administrative costs:
Compensation	5,124,758	973,717	4,151,041	426.3%
Operating expense, related party	304,954	253,951	51,003	20.1%
Professional fees	640,620	176,842	463,778	262.3%
Information technology	209,396	168,142	41,254	24.5%
Clearing and other charges	226,426	368,924	(142,498)	(38.6)%
General and administrative-other	669,631	251,258	418,373	166.5%
Total general and administrative costs	7,175,785	2,192,834	4,982,951	227.2%
Research and development costs, net of grants amounting to $609,208 and $767,707	237,394	7,567	229,827	3,037.2%
Total operating costs	7,413,179	2,200,401	5,212,778	236.9%
Net operating income (loss)	(5,124,729)	3,528,970	(8,653,699)	(245.2)%
Other income:
Less: interest expense	-
Interest income	321,008	184,888	136,120	73.6%
Loss before income taxes	(4,803,721)	3,713,858)	(8,517,579)	(229.3)%
Income taxes	2,143	320,584	(318,441)	(99.3)%
Net loss	(4,805,864)	3,393,274)	(8,199,138)	(241.6)%
Less net (loss) attributable to non-controlling interests	(531,423)	(69,585)	(461,838)	(663.7)%
Net income (loss) attributable to MDB Capital Holdings, LLC	$(4,274,441)	$3,462,859)	$(7,737,300)	(223.4)%

Unaudited Condensed Consolidated Results of Operations for the Six-Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$152,276	$1,483,871	$(1,331,595)	(89.7)%
Fee income	1,303,398	4,233,120	(2,929,722)	(69.2)%
Other operating income	172,387	129,371	43,016	33.3%
Total operating income, net	1,628,061	5,846,362	(4,218,301)	(72.2)%

Operating costs:
General and administrative costs:
Compensation	10,017,433	1,845,744	8,171,689	442.7%
Operating expense, related party	625,246	555,653	69,593	12.5%
Professional fees	1,559,709	781,504	778,205	99.6%
Information technology	415,387	315,549	99,838	31.6%
Clearing and other charges	228,462	379,678	(151,216)	(39.8)%
General and administrative-other	1,338,757	555,337	783,420	141.1%
Total general and administrative costs	14,184,994	4,433,465	9,751,529	220.0%
Research and development costs, net of grants amounting to $1,317,878 and $1,522,088	514,976	39,159	475,817	1215.1%
Total operating costs	14,699,970	4,472,624	10,227,346	228.7%
Net operating income (loss)	(13,071,909)	1,373,738	(14,445,647)	(1,051.6)%
Other income:
Interest income	658,860	372,179	286,681	77.0%
Income (loss) before income taxes	(12,413,049)	1,745,917	(14,158,966)	(811.0)%
Income taxes	2,143	320,584	(318,441)	(99.3)%
Net income (loss)	(12,415,192)	1,425,333	(13,840,525)	(971.0)%
Less net loss attributable to non-controlling interests	(925,326)	(163,778)	(761,548)	(465.0)%
Net loss attributable to MDB Capital Holdings, LLC	$(11,489,866)	$1,589,111	$(13,078,977)	(823.0)%

Operating Income. For the three and six-month period ended June 30, 2024, there were unrealized gains primarily related to stock and warrants received in prior investment banking transactions. For the three and six-month periods ended June 30, 2024, operating income was generated from the Company’s fee from an investment banking transaction that closed in the second quarter of 2024 in the broker-dealer and intellectual property service segment. For the three-month and six-month periods ended June 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received in a large investment banking transaction closed in the second quarter of 2023 in the broker-dealer and intellectual property service segment.

General and Administrative Costs. During the three and six-month periods ended June 30, 2024 and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the increase in compensation expense was due to the recognition of restricted stock units, as well as the ongoing recruitment of additional employees in the latter half of 2023, specifically within the technology segment, to support expected operational growth.
●	Related Party Operating Expenses: There rise in related party operating expenses due to outsourcing support services in anticipation of upcoming self-clearing operations within the broker-dealer and intellectual property service segments for 2024.
●	Professional Fees: Professional fees saw an increase from previous periods, driven by higher costs in legal, tax, audit, and consulting services. This rise in expenses was primarily linked to the audit fees, tax return preparations, and K-1s associated with fiscal year 2023 reporting, along with initiation of the self-clearing operations.
●	Information Technology Costs: Information technology costs saw an increase from previous periods, driven by higher costs in with initiation of the self-clearing operations, as well as increased cloud computing costs.
●	Clearing and Other Charges: In the second quarter of 2023 there was a large investment banking deal that increased these charges, which were less in second quarter in 2024.
●	Other General and Administrative Costs: The primary driver of the increase in other general and administrative costs were the issuance of restricted stock options to the board of directors, as well as higher rent expenses in the technology segment compared to the previous period.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three and six-month periods ended June 30, 2024, respectively, there was an increase in research and development costs that was due to a decrease of grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the three and six-month periods ended June 30, 2024, respectively, the increase in other income was the result of interest generated on U.S. Treasury Bill interest from capital raised from the initial public offering.

Income Taxes. For the three and six-month periods ended June 30, 2024, respectively, the decrease in income taxes was a direct result of the reduction in fee income as compared to the three and six-month periods ended, June 30, 2023, respectively.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three-Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$899,544	$1,429,092	$(529,548)	(37.1)%
Fee income	1,303,398	4,233,120	(2,929,722)	69.2%
Other operating income	85,508	55,549	29,959	53.9%
Total operating income, net	2,288,450	5,717,761	(3,429,311)	(60.0)%

Operating costs:
General and administrative costs:
Compensation	820,017	572,674	247,343	43.2%
Operating expense, related party	273,645	206,288	67,357	32.7%
Professional fees	153,726	41,617	112,109	269.4%
Information technology	185,202	140,076	45,126	32.2%
Clearing and other charges	226,426	368,924	(142,498)	(38.6)%
General and administrative-other	206,383	89,872	116,511	129.6%
Total General and administrative costs	1,865,399	1,419,451	445,948	31.4%
Research and development costs	-	-	-	-
Total operating costs	1,865,399	1,419,451	445,948	31.4%
Net operating income	423,051	4,298,310	(3,875,259)	(90.2)%
Other income:
Less: interest expense	165,625	-	165,625	100.0%
Interest income	144,775	19,519	125,256	641.7%
Income before income taxes	402,201	4,317,829	(3,750,003)	(86.8)%
Income taxes	-	320,584	(320,584)	(100.0)%
Net income	$402,201	$3,997,245	$(3,595,044)	(89.9)%

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Six-Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$152,276	$1,483,871	$1,331,595	(89.7)%
Fee income	1,303,398	4,233,120	(2,929,722)	(69.2)%
Other operating income	172,3872	58,602	113,785	194.2%
Total operating income, net	1,628,061	5,775,593	(4,147,532)	(71.8)%

Operating costs:
General and administrative costs:
Compensation	1,499,924	1,119,475	380,449	34.0%
Operating expense, related party	517,521	464,741	52,780	11.4%
Professional fees	299,633	207,429	92,204	44.5%
Information technology	366,116	261,952	104,164	39.8%
Clearing and other charges	228,462	379,678	(151,216)	(39.8)%
General and administrative-other	425,319	198,865	226,454	113.9%
Total General and administrative costs	3,336,975	2,632,140	704,835	26.8%
Research and development costs	-	-	-	-
Total operating costs	3,336,975	2,632,140	704,835	26.8%
Net operating income (loss)	(1,708,914)	3,143,453	4,852,367	(154.4)%
Other income:
Less: interest expense	276,250	-	276,250	100.0%
Interest income	197,234	47,881	149,353	311.9%
Income (loss) before income taxes	(1,787,930)	3,191,334	4,979,264	(156.0)%
Income taxes	-	320,584	(320,584)	(100.0)%
Net income (loss)	$(1,787,930)	$2,870,750	$(4,658,680)	(162.3)%

Operating Income. For the three and six-month period ended June 30, 2024, there were unrealized gains primarily related to stock and warrants received in prior investment banking deals. For the three and six-month periods ended June 30, 2024, operating income was generated from the Company’s fee from an investment banking deal closed in the second quarter of 2024. For the three-month and six-month periods ended June, 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received in a large investment banking deal closed in the second quarter of 2023.

General and Administrative Costs. During the three and six-month periods ended June 30, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by an increase in salaries in the in the in early 2024.
●	Related Party Operating Expenses: There was an increase in related party operating expenses as outsourcing support was increased within the broker-dealer and intellectual property service segment.
●	Professional Fees: There was a increase in professional fees compared to the previous periods, primarily due to increased consulting, legal, and tax. Furthermore, there was an increase in consulting fees associated with the implementation of self-clearing operations.
●	Information Technology Costs: Information technology costs saw an increase from previous periods, driven by higher costs with the initiation of the self-clearing operations and increased cloud computing costs.
●	Clearing and Other Charges: In the second quarter of 2023 there was a large investment banking deal that increased these charges, which were less in second quarter in 2024.
●	Other General and Administrative Costs: The rise in other general and administrative costs was due to higher expenses in advertising and promotions, along with increased spending on travel and conferences, as well as rent being allocated to the broker-Dealer.

Other Income. For the three and six-month periods ended, June 30, 2024, respectively, the rise in the interest expense is an inter-company subordinated loan for the broker-dealer and is eliminated for consolidation purposes. There was an increase interest income due to the broker-dealer having increased funds held in high-yield money market accounts.

Income Taxes. For the three and six-month periods ended June 30, 2024, respectively, the decrease in income taxes was a direct result of the reduction in fee income as compared to the three and six-month periods ended, June 30, 2023, respectively.

Technology Development Segment (Invizyne) Results of Operations for the Three-Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change
Total operating income	$-	$11,610	$(11,610)	(100.0)%

Operating costs:
General and administrative costs:
Compensation	731,608	138,470	593,138	428.4%
Professional fees	289,903	27,031	262,872	972.5%
Information technology	9,715	(591)	10,306	1,743.8%
General and administrative-other	59,985	17,226	42,759	248.2%
Total general and administrative costs	1,091,211	182,136	909,075	499.1%
Research and development costs, net of grants amounting to $609,208 and $767,707	237,394	7,567	229,827	3,3037.2%
Total operating costs	1,328,605	189,703	1,138,902	600.4%
Net operating loss	(1,328,605)	(178,093)	(1,150,512)	(646.0)%
Other income:
Less: interest expense	31,498	-	31,498	100.0%
Interest income	1,716	14	1702	12,157.1%
Loss before income taxes	(1,358,387)	(178,079)	(1,148,810)	(645.1)%
Income taxes	2,143	-	-	-
Net loss	(1,360,530)	(178,079)	(1,148,810)	(645.1)%
Less net loss attributable to non-controlling interests	(531,423)	(69,585)	(461,838)	(663.7)%
Net loss attributable to controlling interests	$(829,107)	$(108,494)	$(720,613)	(664.2)%

Technology Development Segment (Invizyne) Results of Operations for the Six-Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change
Total operating income	$-	$70,769	$(70,769)	(100.0)%

Operating costs:
General and administrative costs:
Compensation	1,121,651	170,006	951,645	559.8%
Professional fees	546,466	208,738	337,728	161.8%
Information technology	13,606	9,235	4,371	47.3%
General and administrative-other	140,363	62,960	77,403	122.9%
Total general and administrative costs	1,822,086	450,939	1,371,147	304.1%
Research and development costs, net of grants amounting to $1,317,878 and $1,522,088	514,976	39,159	475,817	1,215.1%
Total operating costs	2,337,062	490,098	1,846,964	376.9%
Net operating loss	(2,337,062)	(419,329)	(1,917,733)	(457.3)%
Other income:
Less: interest expense	31,498	-	31,498	100.0%
Interest income	1,716	100	1,616	1,616.0)%
Loss before income taxes	(2,366,844)	(419,229)	(1,916,117)	(457.1)%
Income taxes	2,143	-	2,143	100.0%
Net loss	(2,368,987)	(419,229)	(1,949,758)	(465.1)%
Less net loss attributable to non-controlling interests	(925,326)	(163,778)	(761,548)	(465.0)%
Net loss attributable to controlling interests	$(1,443,661)	$(255,451)	$(1,188,210)	(465.1)%

Operating Income. For the three and six-month periods ending June 30, 2024, respectively, the decline in operating income was primarily due to an one-off feasibility study that was conducted in the previous period.

General and Administrative Costs. During the three and six-month periods ended June 30, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense stemmed from the recruitment of additional administrative staff, who are not research and development related and therefore, not covered by grants, in the latter half of 2023.
●	Professional Fees: The increase in professional fees compared to previous periods was due to higher legal, tax, audit, and consulting costs associated with completing year-end financial audits and preparing for the initial public offering.
●	Information Technology Costs: The increase in information technology costs are due to the increase of personnel and hardware and software needs to support new personnel.
●	Other General and Administrative Costs: The increase in other general and administrative costs was due to the acquisition of new leased laboratory space in the third quarter of 2023.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three and six-month periods ended June 30, 2024, respectively, there was an increase in research and development costs that was due to a decrease of grant funding. It is important to note that the downswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the three and six-month periods ended, June 30, 2024, respectively, is due to a rise in the interest expense is an inter-company loan and is eliminated for consolidation purposes..

Condensed Consolidated Balance Sheets June 30, 2024 and December 31, 2023

	June 30, 2024 (unaudited)	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$17,523,769	$6,109,806	$11,413,963	186.8%
Cash segregated in compliance with regulations	2,977,914	1,247,881	1,730,003	138.6%
Grants receivable	1,147,171	882,319	264,852	30.0%
Clearing deposits	515,222	260,000	255,222	98.2%
Prepaid expenses and other current assets	488,914	523,788	(34,874)	(6.7)%
Investment securities, at amortized cost (U.S. Treasury Bills)	5,041,692	24,658,611	(19,616,919)	(79.6)%
Investment securities, at fair value (held by our licensed broker dealer)	6,285,443	5,771,634	513,809	8.9%
Investment securities, at cost less impairment	200,000	200,000	-	0.0%
Deferred offering cost	351,478	69,303	282,175	407.2%
Deferred costs related to deferred revenue	114,109	75,328	38,781	51.5%
Property and equipment, net	910,287	866,490	43,797	5.1%
Operating lease right-of-use assets, net	2,149,538	2,320,119	(170,581)	(7.4)%
Total assets	$37,705,537	$42,985,279	$(5,279,742)	(12.3)%

LIABILITIES AND EQUITY
Accounts payable	$655,619	$578,214	$77,405	13.4%
Accrued expenses	147,434	1,105,078	(957,644)	(86.7)%
Payables to non-customers	986,412	1,405,293	(418,881)	(29.8)%
Payables to customers	977,020	-	977,020	100.0%
Deferred grant reimbursement	120,631	140,703	(20,072)	(14.3)%
Deferred revenue	-	20,000	(20,000)	(100.0)%
Operating lease liabilities	2,262,560	2,415,889	(153,329)	(6.3)%
Total liabilities	5,149,676	5,665,177	(515,501)	(9.1)%
Equity:
Paid-in-capital	56,565,645	49,405,779	7,159,866	14.5%
Accumulated deficit	(23,582,793)	(12,092,927)	(11,489,866)	95.0%
Total MDB Capital Holdings, LLC Members’ equity	32,982,582	37,312,852	(4,330,000)	(11.6)%
Non-controlling interest	(426,991)	7,250	(434,241)	(5,989.5)%
Total equity	32,555,861	37,320,102	(4,764,241)	(12.8)%
Total liabilities and equity	$37,705,537	$42,985,279	$(5,279,742)	(12.3)%

Financial Condition: Overall, the reduction in cash assets was primarily attributed to their utilization for operational activities during the period. The rise in cash segregated in compliance with regulations stemmed from customer deposits. The decline in investment securities at amortized cost occurred because U.S. Treasury bills were sold to provide liquidity for operating expenses, as wells as moving into high-yield money-market accounts. The increase in investment securities at fair value was due to an increase in the value of common stock and warrants over the period. Clearing deposits increased due to the launch of the self-clearing operations. Prepaid expenses remained stable compared to the previous period. There was an increase in grants receivable, which was influenced by the timing of the collection of grant funds from the previous period. The growth in deferred offering costs was associated with expenses related to Invizyne’s planned IPO. Finally, the reduction in the right-of-use asset was due to its regular utilization.

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

Liquidity and Capital Resources – June 30, 2024 and 2023

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below.

	Six-Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(6,468,895)	$(3,647,022)
Net cash provided by (used in) investing activities	19,895,066	1,490,570)
Net cash provided by financing activities	(282,175)	(405,029)
Net increase in cash and cash equivalents	$13,143,996	$(2,561,481)

At June 30, 2024, the Company had $24,928,197 of working capital. This is an increase of $7,114,822, from the working capital of $17,813,375 that the Company had at June 30, 2023. The increase in working capital is primarily attributed to the funds received from the initial public offering of the Company in 2023, which was offset by the use of cash to fund operations for the six-months ended on June 30, 2024. Additionally, as of June 30, 2024, the Company had $17,523,769 of cash and $5,041,692 of short-term U.S. Treasury bills available to fund its operations.

Operating Activities. For the six-months ending on June 30, 2024, there was an increase in the net loss compared to the prior period due to expense of stock-based compensation. Additionally, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities. There an increase in accounts payable, grants receivable for the technology segment, clearing deposits, and payables to customer due to the implementation of the self-clearing operations. There was a decrease in the accrued expenses due to bonuses being paid in Q1 of 2024 and payables were non-customers.

For the six-months ended June 30, 2023, operating activities use of cash represented a combination of increased activity in Invizyne, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

Investing Activities. For the six-months ended June 30, 2024 and 2023, respectively, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities and investments in money market funds.

Financing Activities. For the six-months ended June 30, 2024, financing activities consisted of costs related to the deferred costs of the IPO of Invizyne.

For the six-months ended June 30, 2023 financing costs were for the preparation of MDB Capital Holdings’ initial public offering incurred during the period.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of June 30, 2024 and 2023 and expected to be received from funding sources in the subsequent year. Management considers such receivables at June 30, 2024 and 2023, to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

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

On June 15, 2022, the Company completed the first closing of a private placement, consisting of total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, which have been and will continue to be used to support Invizyne into their IPO, identifying and developing new partner companies, and general corporate and working capital requirements.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At June 30, 2024 and 2023, Public Ventures had net capital of $6,012,368 and $3,112,041, respectively, which was $5,762,368 and $2,862,041 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At June 30, 2024, the Company’s ratio of aggregate indebtedness of $5,606,016 to net capital was 0.93 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debits, which was calculated as $0 at June 30, 2024.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at June 30, 2024 and 2023, have subsequently settled with no resulting material liability to Public Ventures. For the six-months ended June 30, 2024 and 2023 Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2024 and 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2024, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six-months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: August 13, 2024	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Jeremy W. James
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

