Form 10-Q
period 2024-09-30
MDB Capital Holdings, LLC
filed 2024-11-12
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 12, 2024, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,950,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Cash and cash equivalents	$16,679,428	$6,109,806
Cash segregated in compliance with regulations	1,584,734	1,247,881
Grants receivable	553,963	882,319
Clearing deposits	516,774	260,000
Prepaid expenses and other current assets	428,692	523,788
Investment securities, at amortized cost (U.S. Treasury Bills)	5,084,197	24,658,611
Investment securities, at fair value (held by our licensed broker dealer) (Note 2)	5,566,955	5,771,634
Investment securities, at cost less impairment	200,000	200,000
Deferred offering cost	587,368	69,303
Deferred costs related to deferred revenue	110,958	75,328
Property and equipment, net	835,753	866,490
Operating lease right-of-use assets, net	2,062,015	2,320,119
Total assets	$34,210,837	$42,985,279

LIABILITIES AND EQUITY
Accounts payable	$1,044,209	$578,214
Accrued expenses	304,271	1,105,078
Payables to non-customers	21	1,405,293
Payables to customers	2,361,514	-
Deferred grant reimbursement	137,035	140,703
Deferred revenue	-	20,000
Operating lease liabilities	2,181,780	2,415,889
Total liabilities	6,028,830	5,665,177
Commitments and Contingencies (Note 9)`
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 4,295,632 and 4,295,632 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-

Paid-in-capital	60,314,806	49,405,779
Accumulated deficit	(31,318,226)	(12,092,927)
Total MDB Capital Holdings, LLC Members’ equity	28,996,580	37,312,852
Non-controlling interest	(814,573)	7,250
Total equity	28,182,007	37,320,102
Total liabilities and equity	$34,210,837	$42,985,279

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(718,491)	$(786,906)	$(566,215)	$696,965
Realized loss on investment securities, net (from our licensed broker dealer)	-	-	-	-
Fee income	-	-	1,303,398	4,233,120
Other operating income	104,246	11,502	276,633	140,873
Total operating income (loss), net	(614,245)	(775,404)	1,013,816	5,070,958

Operating costs:
General and administrative costs:
Compensation	5,170,772	1,337,771	15,188,205	3,183,515
Operating expense, related party	489,954	273,821	1,115,200	829,474
Professional fees	850,013	459,585	2,409,722	1,241,089
Information technology	236,469	93,326	651,856	408,875
Clearing and other charges	876	3,316	229,338	382,994
General and administrative-other	633,799	327,896	1,972,556	883,233
Total general and administrative costs	7,381,883	2,495,715	21,566,877	6,929,180
Research and development costs, net of grants amounting to $489,798 and $743,320, for the three months ended September 30 and $1,807,706 and $2,265,408, for the nine months ended September 30	723,487	27,936	1,238,463	67,095
Total operating costs	8,105,370	2,523,651	22,805,340	6,996,275
Net operating loss	(8,719,615)	(3,299,055)	(21,791,524)	(1,925,317)
Other income:
Interest income	279,125	176,300	937,985	548,479
Net loss before income taxes	(8,440,490)	(3,122,755)	(20,853,539)	(1,376,838)
Income taxes	-	63,559	2,143	384,143
Net loss	(8,440,490)	(3,186,314)	(20,855,682)	(1,760,981)
Less: Net loss attributable to non-controlling interests	(705,057)	(177,853)	(1,630,383)	(341,631)
Net loss attributable to MDB Capital Holdings, LLC	$(7,735,433)	$(3,008,461)	$(19,225,299)	$(1,419,350)
Net loss per share attributable to MDB Capital Holdings, LLC:
Net loss per Class A common share – basic and diluted	$(0.83)	$(0.49)	$(2.07)	$(0.24)
Weighted average of Class A common shares outstanding – basic and diluted	4,295,632	2,828,241	4,295,632	2,696,121
Net loss per Class B common share – basic and diluted	$(0.83)	$(0.32)	$(2.07)	$(0.15)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Nine Months Ended September 30, 2024 and 2023

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102
Stock-based compensation	-	-	-	-	3,669,998	-	142,810	3,812,808
Net loss	-	-	-	-	-	(7,215,425)	(393,903)	(7,609,328)
Balance, March 31, 2024	4,295,632	$-	5,000,000	$-	$53,075,777	$(19,308,352)	$(243,843)	$33,523,582
Stock-based compensation	-	-	-	-	3,489,868	-	348,275	3,838,143
Net loss	-	-	-	-	-	(4,274,441)	(531,423)	(4,805,864)
Balance, June 30, 2024	4,295,632	$-	5,000,000	$-	$56,565,645	$(23,582,793)	$(426,991)	$32,555,861
Stock-based compensation	-	-	-	-	3,749,161	-	317,277	4,066,636
Ownership change of non-controlling interest	-	-	-	-	-	-	198	198
Net loss	-	-	-	-	-	(7,735,433)	(705,057)	(8,440,490)
Balance, September 30, 2024	4,295,632	$-	5,000,000	$-	$60,314,806	$(31,318,226)	$(814,573)	$28,182,007

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Members’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$-	$468,665	$23,109,008
Stock-based compensation	-	-	-	-	-	-	-	54,126	54,126
Net loss	-	-	-	-	-	(1,873,748)	-	(94,193)	(1,967,941)
Balance, March 31, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(6,997,858)	$-	$428,598	$21,195,193
Stock-based compensation	-	-	-	-	-	-	-	58,951	58,951
Net income (loss)	-	-	-	-	-	3,462,859	-	(69,585)	3,393,274
Balance, June 30, 2023	2,628,966	$-	5,000,000	$-	$27,764,453	$(3,534,999)	$-	$417,964	$24,647,418
Issuance of Class A common shares	1,666,666	-	-	-	17,444,659	-	-	-	17,444,659
Issuance of warrants to purchase Class A common shares	-	-	-	-	65,411	-	-	-	65,411
Stock-based compensation	-	-	-	-	-	288,054	-	61,336	349,390
Net loss	-	-	-	-	-	(3,008,461)	-	(177,853)	(3,186,314)
Balance, September 30, 2023	4,295,632	$-	5,000,000	$-	$45,274,523	$(6,255,406)	$-	$301,447	$39,320,564

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,855,682)	$(1,760,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on investment securities, net	566,215	(696,965)
Stock-based compensation	11,717,587	462,467
Accretion of investments at amortized cost (U.S Treasury Bills)	(533,790)	(431,776)
Purchases from sale of investment securities, at fair value (made by our licensed broker dealer)	-	(1,587,500)
Proceeds from sale of investment securities, at fair value (made by our licensed broker dealer)	-	632,851
Deferred income tax	-	225,874
Warrants issued as part of an investment banking deal	-	165,087
Income recognized from warrants received	(359,605)	(2,645,620)
Depreciation of property and equipment	130,937	137,972
Deferred costs related to revenue	(35,630)	-
Accretion of deferred grant reimbursement	(40,904)	(38,880)
Deferred revenue	(20,000)	100,000
Change in ROU Asset	258,104	166,957
Change in lease liability	(234,109)	(96,971)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	328,356	133,080
Prepaid expenses and other current assets	95,096	(251,718)
Clearing deposits	(256,774)	-
Increase (decrease) in -
Accounts payable	464,044	341,348
Payables to non-customers	21	-
Payables to customers	956,221	-
Income taxes payable	-	158,269
Accrued expenses	(800,807)	(100,481)
Net cash used in operating activities	(8,620,720)	(5,086,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	37,874,534	15,078,020
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	(17,766,330)	(5,953,312)
Deferred grant reimbursement	37,256	(22,455)
Purchases of property and equipment	(100,200)	(355,634)
Net cash provided by investing activities	20,045,260	8,746,619

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	-	19,999,992
Costs from initial public offering	-	(2,166,698)
Deferred costs of initial public offering	(518,065)	-
Net cash (used in ) provided by financing activities	(518,065)	17,833,294

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10,906,475	21,492,926

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	7,357,687	4,952,624

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$18,264,162	$26,445,550

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$359,605	$2,480,533
Modification of lease - right-of-use asset and lease liability	$-	$198,544
Record right-of-use asset and operating lease liability	$-	$698,249
Relinquishment of deferred costs of initial public offering from prior year	$-	$323,224
Investment securities, at cost less impairment, received in lieu of cash payment	$-	$100,000
Issuance of warrants to purchase Class A stock related to the initial public offering closed on September 20, 2023	$-	$65,411
Deferred costs of initial public offering	$284,602	$-

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$16,679,428	$6,109,806
Cash segregated in compliance with regulations	1,584,734	1,247,881
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$18,264,162	$7,357,687

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30, 2024 and 2023

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and wholly-owned and partly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2023, and related notes were derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year or any future period. The unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at September 30, 2024 and 2023, relate to the interests of third parties in the majority owned subsidiaries.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and nine-months ended September 30, 2024 and 2023.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At September 30, 2024, the Company had $1,584,734 of segregated cash consisting of funds held in reserve for non-customers and customers. At December 31, 2023, the Company had $1,247,881 of segregated cash consisting of funds held in reserve for non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC in connection with its securities business. At September 30, 2024, these deposits totaled $516,774.

Prepaid Expenses and Other Current Assets

The Company has prepaid and other expenses totaling $428,692 at September 30, 2024, consisting of acquired intangible assets totaling $43,500, prepaid professional fees totaling $75,000, security deposits totaling $47,380, prepaid lab equipment totaling $85,000, various prepaid expense of $147,712, and other current assets of $30,100. Prepaid expenses and other assets totaling $523,788 at December 31, 2023, consists of acquired intangible assets totaling $43,500, prepaid professional fees totaling $95,000, security deposits totaling $47,380, various prepaid expense of $325,777, and other assets of $12,131.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024 and audited condensed consolidated balance sheet as of December 31, 2023.

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

Stock-based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions and stock options. The MDB and Invizyne issues restricted stock units are measured at the fair market value of the underlying stock at the grant date. The Company recognizes stock compensation expense using the straight-line attribution method over the requisite service period for the restricted stock units. The Company’s subsidiary issued stock-options and the fair value is determined utilizing Black-Scholes options-pricing model. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on or about the vesting dates net of the applicable statutory tax withholding to be paid by us and may be net of the amounts to be paid on behalf of our employees. As a result, fewer shares may issue to the employee than the number of awards outstanding. The Company records a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

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

Investment securities are as follows:

	September 30, 2024	December 31, 2023
Investment securities, at amortized cost:
U.S Treasury Bills	$5,084,197	$24,658,611
Investment securities, at amortized cost	$5,084,197	$24,658,611

Broker/Dealer Securities

	September 30, 2024	December 31, 2023
Investment securities, at fair value:
Common stock of publicly traded companies	$2,516,170	$2,603,579
Warrants of publicly traded companies	3,050,785	3,168,055
Investment securities, at fair value	$5,566,955	$5,771,634

Non-Broker/Dealer Securities

	September 30, 2024	December 31, 2023
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$200,000	$200,000
Investment securities, at cost less impairment	$200,000	$200,000

For investment securities at fair value, net unrealized loss of $718,491 and unrealized loss of $786,906 were recognized in the statements of operations for three-months ended September 30, 2024 and 2023, respectively. For investment securities at fair value, net unrealized loss of $566,215 and unrealized gain of $696,965 were recognized in the statements of operations for nine-months ended September 30, 2024 and 2023, respectively.

The amortized cost, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2024 and December 31, 2023, are as follows:

	Amortized Cost as of September 30, 2024	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of September 30, 2024
U.S Treasury Bills maturing 10/11/24	$5,084,197	$1,160	$-	$5,085,357
Total assets	$5,084,197	$1,160	$-	$5,085,357

	Amortized Cost as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1) as of December 31, 2023
U.S Treasury Bills maturing 02/13/24, 04/04/24, 04/18/24 and 04/23/24	$24,658,611	$6,031	$-	$24,664,642
Total assets	$24,658,611	$6,031	$-	$24,664,642

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the unaudited condensed consolidated balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of September 30, 2024 and December 31, 2023, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented on the unaudited condensed consolidated balance sheets. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities–- common stock	$2,516,170	$-	$-	$2,516,170

Investment Securities (held by our licensed broker dealer)	Warrants	-	304,730	2,746,055	3,050,785

Total assets measured at fair value (held by our licensed broker dealer)		$2,516,170	$304,730	$2,746,055	$5,566,955

During the nine months ended September 30, 2024, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2023	$3,133,458

Receipt from investment banking fees	-
Realized gains	-
Unrealized losses	(387,403)
Sales or distribution
Purchases	-
September 30, 2024	$2,746,055

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of September 30, 2024.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted-Average

Warrants	$2,746,055	Black Scholes	Volatility	111.90 -113.72%	111.90%

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

Secured Debt–- Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2024, for a commitment of up to $2,000,000, which matures July 26, 2025. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 7.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5,000. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of September 30, 2024, there is $1,584,734 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of September 30, 2024, there is no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023

Laboratory equipment	$1,067,241	$885,696
Furniture and fixtures	54,338	49,838
Developed software	96,147	113,114
Leasehold improvements	279,161	279,161
Total property and equipment	1,496,887	1,327,809
Less: Accumulated depreciation	(661,134)	(461,319)
Property and equipment, net	$835,753	$866,490

Revenue

The Company generates revenue primarily from providing brokerage services and investment banking services through Public Ventures. PatentVest and Invizyne have had limited financial activity during the three and nine-months ended September 30, 2024 and 2023, respectively.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three and nine-months ended September 30, 2024, and 2023, respectively.

Investment banking revenues consist of private placement fees. Public Ventures does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of September 30, 2024, the Company did not have any contract assets or liabilities related to these revenues on its unaudited condensed consolidated balance sheets.

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

Patent Vest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2022	$-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2023	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of June 30, 2023	-
Amounts billed but not recognized	100,000
Revenue recognized	80,000
Balance as of December 31, 2023	20,000
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2024	20,000
Amounts billed but not recognized	-
Revenue recognized	20,000
Balance as of June 30, 2024	$-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of September 30, 2024	$-

During the three and nine-months ended September 30, 2023, the Company’s technology development segment revenue was derived from a single feasibility study, which is not a typical service offered by the Company. The revenue generated from this study represents a direct reimbursement of costs incurred in completing the study.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of September 30, 2024 and 2023, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables at September 30, 2024 and 2023, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

Summary of grants receivable activity for the nine-months ended September 30, 2024 and 2023, is presented below:

	2024	2023

Balance at beginning of period	$882,319	$809,532
Grant costs expensed	1,756,852	2,180,581
Grants for equipment purchased	6,379	-
Grant fees	50,854	84,827
Grant funds received	(2,142,441)	(2,398,488)
Balance at end of period	$553,963	$676,452

Invizyne has received five grants provided by National Institute of Health and the Department of Energy. The first grant was awarded on October 1, 2019, and the latest grant is set to expire on August 31, 2024, however grants can be extended or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the unaudited condensed consolidated statements of operations. For the nine-months ended September 30, 2024 and 2023, respectively, grants amounting to $1,756,852 and $2,180,581 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the nine-months ended September 30, 2024 and 2023, respectively, totaled $1,814,085 and $2,265,408.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of Invizyne’s technology. For the three-months ended September 30, 2024 and 2023, research and development costs prior to offset of the grants amounted to $1,213,285, and $771,256, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received. For the nine-months ended September 30, 2024 and 2023, research and development costs prior to offset of the grants amounted to $3,046,169, and $2,332,503, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $148,456 and $43,196 for the three-months ended September 30, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs were $210,993 and $107,925 for the nine-months ended September 30, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the unaudited condensed consolidated statements of operations.

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

The technology development segment currently has two subsidiaries, Invizyne and MDB Minnesota One. Invizyne is a research and development stage company synthetic biology company. Minnesota One research and development stage company that is developing a small molecule senescence platform.

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

The following sets forth the long-lived assets and total assets by segment at September 30, 2024:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$96,147	$2,137,774	$663,847	$-	$2,897,768
Total assets	$23,477,369	$3,495,387	$7,238,081	$-	$34,210,837

The following sets forth statements of operations by segment for the three-months ended September 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$(718,491)	$-	$-	$-	$(718,491)
Fee income	-				-
Other operating income	104,246	-	-	-	104,246
Total operating income, net	(614,245)	-	-	-	(614,245)

Operating costs:
General and administrative costs:
Compensation	854,973	546,097	3,769,702	-	5,170,772
Operating expense, related party	405,771	-	84,183	-	489,954
Professional fees	190,277	445,532	214,204	-	850,013
Information technology	195,304	15,661	25,504	-	236,469
Clearing and other charges	876	-	-	-	876
General and administrative-other	166,771	56,941	410,087	-	633,799
General and administrative costs	1,813,972	1,064,231	4,503,680	-	7,381,883
Research and development costs	-	723,487	-	-	723,487
Total operating costs	1,813,972	1,787,718	4,503,680	-	8,105,370
Net operating loss	(2,428,217)	(1,787,718)	(4,503,680)	-	(8,719,615)
Other income and expense:
Less: interest expense	183,625	45,568	-	(229,193)	-
Interest income	106,298	921	401,099	(229,193)	279,125
Loss before income taxes	(2,505,544)	(1,832,365)	(4,102,581)	-	(8,440,490)
Income tax expense	-	-	-	-	-
Net loss	(2,505,544)	(1,832,365)	(4,102,581)	-	(8,440,490)
Less net loss attributable to non-controlling interests	-	(705,057)	-	-	(705,057)
Net loss attributable to MDB Capital Holdings, LLC	$(2,505,544)	$(1,127,308)	$(4,102,581)	$-	$(7,735,433)

The following sets forth statements of operations by segment for the nine-months September 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$(566,215)	$-	$-	$-	$(566,215)
Fee income	1,303,398				1,303,398
Other operating income	276,633	-	-	-	276,633
Total operating income, net	1,013,816	-	-	-	1,013,816

Operating costs:
General and administrative costs:
Compensation	2,354,897	1,667,748	11,165,560	-	15,188,205
Operating expense, related party	923,292	-	191,908	-	1,115,200
Professional fees	489,910	991,998	927,814	-	2,409,722
Information technology	561,420	29,267	61,169	-	651,856
Clearing and other charges	229,338	-	-	-	229,338
General and administrative-other	592,090	197,304	1,183,162	-	1,972,556
General and administrative costs	5,150,947	2,886,317	13,529,613	-	21,566,877
Research and development costs	-	1,238,463	-	-	1,238,463
Total operating costs	5,150,947	4,124,780	13,529,613	-	22,805,340
Net operating loss	(4,137,131)	(4,124,780)	(13,529,613)	-	(21,791,524)
Other income and expense:
Less: interest expense	459,875	77,066	-	(536,941)	-
Interest income	303,532	2,637	1,168,757	(536,941)	937,985
Income (loss) before income taxes	(4,293,474)	(4,199,209)	(12,360,856)	-	(20,853,539)
Income tax expense	-	2,143	-	-	2,143
Net loss	(4,293,474)	(4,201,352)	(12,360,856)	-	(20,855,682)
Less net loss attributable to non-controlling interests	-	(1,630,383)	-	-	(1,630,383)
Net loss attributable to MDB Capital Holdings, LLC	$(4,293,474)	$(2,570,969)	$(12,360,856)	$-	$(19,225,299)

The following sets forth the long-lived assets and total assets by segment at December 31, 2023:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Long-lived assets	$113,114	$2,344,895	$728,600	$3,186,609
Total assets	$15,038,602	$3,558,509	$24,388,168	$42,985,279

The following sets forth statements of operations by segment for the three-months ended September 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(786,906)	$-	$-	$(786,906)
Other operating income	11,502	-	-	11,502
Total operating loss, net	(775,404)	-	-	(775,404)

Operating costs:
General and administrative costs:
Compensation	793,061	119,146	425,564	1,337,771
Operating expense, related party	223,254	-	50,567	273,821
Professional fees	108,959	92,506	258,120	459,585
Information technology	71,988	7,012	14,326	93,326
Clearing and other charges	3,316	-	-	3,316
General and administrative-other	63,266	145,243	119,387	327,896
Total general and administrative costs	1,263,844	363,907	867,964	2,495,715
Research and development costs	-	27,936	-	27,936
Total operating costs	1,263,844	391,843	867,964	2,523,651
Net operating loss	(2,039,248)	(391,843)	(867,964)	(3,299,055)
Other income:
Interest income	28,110	-	148,190	176,300
Net loss before income taxes	(2,011,138)	(391,843)	(719,774)	(3,122,755)
Income taxes	-	63,559	-	63,559
Net loss	(2,011,138)	(455,402)	(719,774)	(3,186,314)
Less net loss attributable to non-controlling interests	-	(177,853)	-	(177,853)
Net loss attributable to MDB Capital Holdings, LLC	$(2,011,138)	$(277,549)	$(719,774)	$(3,008,461)

The following sets forth statements of operations by segment for the nine-months ended September 30, 2023:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer)	$696,965	$-	$-	$696,965

Fee income	4,233,120	-	-	4,233,120
Other operating income	70,104	70,769	-	140,873
Total operating income, net	5,000,189	70,769	-	5,070,958

Operating costs:
General and administrative costs:
Compensation	1,912,536	289,152	981,827	3,183,515
Operating expense, related party	687,995	-	141,479	829,474
Professional fees	316,388	301,244	623,457	1,241,089
Information technology	333,940	16,247	58,688	408,875
Clearing and other charges	382,994	-	-	382,994
General and administrative-other	262,131	208,203	412,899	883,233
Total general and administrative costs	3,895,984	814,846	2,218,350	6,929,180
Research and development costs	-	67,095	-	67,095
Total operating costs	3,895,984	881,941	2,218,350	6,996,275
Net operating income (loss)	1,104,205	(811,172)	(2,218,350)	(1,925,317)
Other income:
Interest income	75,991	100	472,388	548,479
Net income (loss) before income taxes	1,180,196	(811,072)	(1,745,962)	(1,376,838)
Income taxes	320,584	63,559	-	384,143
Net income (loss)	859,612	(874,631)	(1,745,962)	(1,760,981)
Less net loss attributable to non-controlling interests	-	(341,631)	-	(341,631)
Net income (loss) attributable to MDB Capital Holdings, LLC	$859,612	$(533,000)	$(1,745,962)	$(1,419,350)

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

Non-Controlling Interests

During the nine-months ended September 30, 2024, the ownership interest in Invizyne was 60.94% and the non-controlling interest was 39.06% and the ownership Minnesota One 67.00% and 33.00% of non-controlling interest, the average ownership was 62.00%. During the nine-months ended September 30, 2023, the ownership interest in Invizyne was 60.94%, the non-controlling interest (“NCI”) was 39.06%, Minnesota One was not formed until July 1, 2024. Invizyne and MDB Minnesota One is accounted for in the nine-months periods ended September 30, 2024 and 2023, respectively, under the consolidation method.

The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the NCI owner. As of September 30, 2024 and 2023, the Company’s equity interest in Invizyne was 60.94% and 60.94% respectively, and as of September 30, 2024 and 2023 the Company’s equity in Minnesota One was 67.00% and 0.00%, respectively, for and the remaining equity interest was owned by the NCIs as presented below:

	For the Nine Months Ended September 30,
	2024	2023

Non-controlling net loss	$(4,201,352)	$(874,631)
Weighted average non-controlling percentage	38.81%	39.06%
Net loss non-controlling interest	$(1,630,383)	$(341,631)
Prior period balance	7,250	468,665
Ownership change of non-controlling interest	198	-
Stock-based compensation	808,362	174,413
Ending period balance	$(814,573)	$301,447

If a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock-based compensation, a change of the NCI ownership is recognized based on the amount invested and the carrying amount of the NCI is adjusted to reflect the change in the NCI ownership in the subsidiary’s net assets.

5. Stock-Based Compensation

MDB stock-based compensation

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, then at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the Date of Grant, at which any previously unvested will fully vest. These RSUs were granted to officers, directors, employees, and contractors. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023. On May 8, 2024, two officers forfeited 100,000 of their shares before the vesting of the shares, then between May 8, 2024 and June 17, 2024, an additional 295,000 RSUs were issued that will vest at a rate of 10% of one-half the number of RSUs each six months after the date of the initial grant date, until the last vesting on the fifth-year anniversary of the Date of Grant. $2,635,588 and $7,651,316 of stock-based compensation expense related to these RSUs was recorded for the three and nine-months ended September 30, 2024, respectively. The total unrecognized compensation expense based on the shares price sold in the private placement or the stock price on the date of the grant is $26,844,415.

On April 19, 2022, the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange. Class A Shares have traded in the market since September 20, 2023. The RSUs will vest once the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing from the Date of Grant and prior to the five year anniversary of the Date of Grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the Date of Grant and prior to the five year anniversary of the Date of Grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the Date of Grant until vested. As these RSUs do not begin to vest until the completion of an initial public offering by the Company, which occurred on September 20, 2023, $1,113,573 and $3,316,511 of stock-based compensation expense related to these RSUs was recorded for the three and nine-months ended September 30, 2024, respectively. The estimated unrecognized compensation expense for performance/market vesting RSUs is $11,256,771.

A summary of restricted stock unit activity during the nine-months ended September 30, 2024 and 2023 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2023	3,675,000	$10.00	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Restricted stock units outstanding at December 31, 2023	3,675,000	$10.00	2,000,000	$7.91
Granted	295,000	8.71	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(100,000)	10.00	-	-
Restricted stock units outstanding at September 30, 2024	3,870,000	$9.90	2,000,000	$7.91

Restricted stock units at September 30, 2023	-	$-	-	$-
Restricted stock units at September 30, 2024	-	$-	-	$-

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

As of September 30, 2024 stock options to purchase 638,144 shares of Common Stock were vested, the weighted average exercise price is $4.62, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 6.01 years. Invizyne stock-based compensation were $317,277 and $61,336 for the three-months ended September 30, 2024 and 2023. Invizyne stock-based compensation were $808,362 and $174,440 for the nine-months ended September 30, 2024 and 2023. As of September 30, 2024, the unrecognized stock-based compensation is $4,874,597.

A summary of stock option activity during the nine-months ended September 30, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at January 1, 2023	533,680	$2.44	4.83
Granted	51,940	3.32	7.00
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at September 30, 2023	585,620	$2.44	4.83
Granted	457,067	3.32	7.00
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2023	1,042,687	$1.43	5.47
Granted	725,878	7.00	7.00
Exercised	(3,376)	-	-
Expired	(12,206)	2.44	-
Stock options outstanding at September 30, 2024	1,752,983	4.57	6.01

Stock options exercisable at September 30, 2023	288,959	$2.52	4.54
Stock options exercisable at September 30, 2024	638,144	$4.62	6.01

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

Earnings income (loss) per share is presented below for the three and nine-months ended September 30, 2024 and 2023, respectively.

Basic and fully diluted earnings income (loss) per share is calculated at follows for the three and nine-months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30, 2024		September 30, 2023
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(3,574,644)	$(4,160,789)	$(1,390,249)	$(1,618,212)

Weighted average shares outstanding – basic and diluted	4,295,632	5,000,000	2,828,241	5,000,000

Net loss per share – basic and diluted	$(0.83)	$(0.83)	$(0.49)	$(0.32)

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(8,884,260)	$(10,341,039)	$(655,900)	$(763,450)

Weighted average shares outstanding – basic and diluted	4,295,632	5,000,000	2,696,121	5,000,000

Net loss per share – basic and diluted	$(2.07)	$(2.07)	$(0.24)	$(0.15)

Class A common shares and Class B common stock are equal for ownership, Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

7. Related Party Transactions

The principal members of the Company have a controlling interest in MDB Capital, S.A., a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the nine-months ended September 30, 2024 and 2023, the Company paid $1,115,200 and $829,474, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the nine-months ended September 30, 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA Life Sciences Inc, a company for which two of our executive officers serve as board members, being Anthony DiGiandomenico, our Head of New Venture Discovery in Investment Banking, and Lou Basenese, President & Chief Market Strategist. For the year ended December 31, 2023, there were no revenue recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $110,958 related to transactions with ENDRA have been deferred.

The customer liability account balances include a total of $51,297, which is comprised of funds from executives, board members, and the children of the broker-dealer’s leadership. These funds represent financial assets held by individuals who are closely associated with the broker dealer’s upper management and governance. According to the regulatory definitions of customer and non-customer accounts, these individuals are classified as customers. This classification is significant because it affects how their accounts are treated in terms of reporting, risk management, and compliance with industry standards. The distinction between customer and non-customer accounts is crucial for maintaining transparency and ensuring that all transactions and liabilities are accurately recorded and reported in accordance with applicable regulations. By recognizing these individuals as customers, the broker-dealer ensures that the handling of these accounts is consistent with regulatory expectations and internal policies, thereby safeguarding the integrity of the financial reporting process.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2024 and 2023, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At September 30, 2024 and 2023, Public Ventures had net capital of $11,765,823 and $6,037,743, respectively, which was $11,515,823 and $5,787,743 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At September 30, 2024, the Company’s ratio of aggregate indebtedness of $7,034,937 to net capital was 0.60 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $0 at September 30, 2024.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at September 30, 2024 and 2023 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the nine-months ended September 30, 2024 and 2023, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2024 and 2023.

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

9. Employee Benefit Plans

MDB Management and Invizyne both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. Invizyne makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the nine-months ended September 30, 2024 and 2023. Benefits under the Invizyne plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the nine-months ended September 30, 2024 and 2023, a total of $426,432 and $391,960 respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however, for any research and development employees their portion of the expense is recorded in research and development costs.

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

Under the License Agreement, Invizyne holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, Invizyne paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. At September 30, 2024 and 2023, there were no accrued royalties recorded.

Under the License Agreement, Invizyne is required to achieve certain development milestones. Invizyne is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement.

As of September 30, 2024 and 2023, the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of September 30, 2024.

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

11. Leases

For operating leases, the Company records a right-of-use assets and corresponding lease liabilities in the unaudited condensed consolidated balance sheets for all leases with terms longer than twelve months. The Company has three operating leases, with no variable lease costs, and no finance leases as of September 30, 2024. The Company has three operating leases, with no variable lease costs, and no finance leases and December 31, 2023.

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

On July 1, 2022, the Company executed a lease for new office space in the Dallas, Texas metropolitan area, the expected occupancy of the space is December 20, 2022. The lease term of 91 months began once we took control of the space in December 16, 2022 and ends on July 20, 2030, without an option to extend. The initial base rent was $12,556 per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13,937 per month.

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

	September 30, 2024	December 31, 2023

Operating leases:
Right-of-use assets	$2,062,015	$2,320,119
Operating lease liabilities	$2,181,780	$2,415,889

Weighted average remaining lease term in years	4.85	5.33
Weighted average discount rate	7.66%	7.40%

Cash paid for amounts included in the measurement of lease liabilities	$366,948	$206,837
Right-of-use assets obtained in exchange for lease liabilities	$-	$1,018,002

Operating lease cost	$132,839	$146,836
Short-term lease costs	258,104	275,589
Total operating lease costs	$390,943	$422,425

Future payments due under operating leases as of September 30, 2024 are as follows:

Year	Amount
Remainder of 2024	$124,676
2025	503,684
2026	516,001
2027	528,586
2028	541,674
Thereafter	451,600
Total	$2,666,221
Less effects of discounting	(484,441)
Total operating lease liabilities	$2,181,780

12. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries, Public Ventures, MDB Management, PatentVest, Minnesota One, and Invizyne are Subchapter C-corporations subject to federal and state income taxes.

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the nine-months ended September 30, 2024, and June 30, 2023, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the nine-months ended September 30, 2024, and September 30, 2023.

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

13. Subsequent Events

Invizyne anticipates completing its initial public offering, which is expected to close on November 14, 2024, with trading expected to have begun on November 13, 2024. This offering will reduce MDB Capital Holdings’ ownership stake from approximately 61% to 49%.

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

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three-Months Ended September 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(718,491)	$(786,906)	$68,415	8.7%
Fee income	-	-	-	0.0%
Other operating income	104,246	11,502	92,744	806.3%
Total operating loss, net	(614,245)	(775,404)	161,159	20.8%

Operating costs:
General and administrative costs:
Compensation	5,170,772	1,337,771	3,833,001	286.5%
Operating expense, related party	489,954	273,821	216,133	78.9%
Professional fees	850,013	459,585	390,428	85.0%
Information technology	236,469	93,326	143,143	153.4%
Clearing and other charges	876	3,316	(2,440)	(73.6)%
General and administrative-other	633,799	327,896	305,903	93.3%
Total general and administrative costs	7,381,883	2,495,715	4,886,168	195.8%
Research and development costs, net of grants amounting to $489,798 and $704,162	723,487	27,936	695,551	2,489.8%
Total operating costs	8,105,370	2,523,651	5,581,719	221.2%
Net operating income (loss)	(8,719,615)	(3,299,055)	(5,420,560)	(164.3)%
Other income:
Less: interest expense	-
Interest income	279,125	176,300	102,825	58.3%
Loss before income taxes	(8,440,490)	(3,122,755)	(5,317,735)	170.3%
Income taxes	-	63,559	(63,559)	(100.0)%
Net loss	(8,440,490)	(3,186,314)	(5,254,176)	(164.9)%
Less net (loss) attributable to non-controlling interests	(705,057)	(177,853)	(527,204)	(296.4)%
Net income (loss) attributable to MDB Capital Holdings, LLC	$(7,735,433)	$(3,008,461)	$(4,726,972)	(157.1)%

Unaudited Condensed Consolidated Results of Operations for the Nine-Months Ended September 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(566,215)	$696,965	$(1,263,180)	(181.2)%
Fee income	1,303,398	4,233,120	(2,929,722)	(69.2)%
Other operating income	276,633	140,873	135,760	96.4%
Total operating income, net	1,013,816	5,070,958	(4,057,142)	(80.0)%

Operating costs:
General and administrative costs:
Compensation	15,188,205	3,183,515	12,004,690	377.1%
Operating expense, related party	1,115,200	829,474	285,726	34.4%
Professional fees	2,409,722	1,241,089	1,168,633	94.2%
Information technology	651,856	408,875	242,981	59.4%
Clearing and other charges	229,338	382,994	(153,656)	(40.1)%
General and administrative-other	1,972,556	883,233	1,089,323	123.3%
Total general and administrative costs	21,566,877	6,929,180	14,637,697	211.2%
Research and development costs, net of grants amounting to $1,807,706 and $2,265,409	1,238,463	67,095	1,171,368	1,745.8%
Total operating costs	22,805,340	6,996,275	15,809,065	226.0%
Net operating income (loss)	(21,791,524)	(1,925,317)	(19,866,207)	(1,031.8)%
Other income:
Interest income	937,985	548,479	389,506	71.0%
Income (loss) before income taxes	(20,853,539)	(1,376,838)	(19,476,701)	(1,414.6)%
Income taxes	2,143	384,143	(382,000)	(99.4)%
Net income (loss)	(20,855,682)	(1,760,981)	(19,094,701)	(1,084.3)%
Less net loss attributable to non-controlling interests	(1,630,383)	(341,631)	(1,288,752)	(377.2)%
Net loss attributable to MDB Capital Holdings, LLC	$(19,225,299)	$(1,419,350)	$(17,805,949)	(1,254,.5)%

Operating Income. For the three and nine-month periods ended September 30, 2024, there were unrealized losses primarily related to stock and warrants received in prior investment banking transactions. For the three-month period ended September 30, 2024, operating income was generated from the self-clearing operations in the broker-dealer and intellectual property service segment. For the nine-month period ended September 30, 2024, operating income was generated from the Company’s fee from an investment banking transaction that closed in the second quarter of 2024 in the broker-dealer and intellectual property service segment. For the three-month and nine-month periods ended September 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received as compensation for investment banking services in the second quarter of 2023 in the broker-dealer and intellectual property service segment.

General and Administrative Costs. During the three and nine-month periods ended September 30, 2024 and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the increase in compensation expense was due to the recognition of restricted stock units, as well as the ongoing recruitment of additional employees in the latter half of 2023, specifically within the technology segment, to support expected operational growth.
●	Related Party Operating Expenses: The rise in related party operating expenses was due to outsourcing support services in anticipation of upcoming self-clearing operations within the broker-dealer and intellectual property service segments for 2024.
●	Professional Fees: Professional fees saw an increase from previous periods, driven by higher costs in legal, tax, audit, and consulting services. This rise in expenses was primarily linked to the audit fees, tax return preparations, and K-1s associated with fiscal year 2023 reporting, along with initiation of the self-clearing operations.
●	Information Technology Costs: Information technology costs saw an increase from previous periods, driven by higher costs associated with the initiation of the self-clearing operations, as well as increased cloud computing costs.
●	Clearing and Other Charges: Clearing and other charges fluctuate with broker dealer activity, generally correlating to fee income. For the three-month periods ended September 30, 2024 and 2023, respectively, there was limited activity. A decrease in fee income for the nine-month period ended September 30, 2024 as compared to the nine-month period ended September 30, 2023 resulted in a corresponding decrease in fee income for the current period.
●	Other General and Administrative Costs: The primary driver of the increase in other general and administrative costs was the issuance of restricted stock options to the board of directors, as well as higher rent expenses in the technology segment compared to the previous period.

Research and Development Costs. Research and development costs were derived from the Company’s technology development segment. For the three and nine-month periods ended September 30, 2024, respectively, there was an increase in research and development costs due to a decrease of grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the three and nine-month periods ended September 30, 2024, respectively, the increase in other income was the result of interest generated on U.S. Treasury Bill interest earned on capital raised in the initial public offering.

Income Taxes. For the three and nine-month periods ended September 30, 2024, respectively, the decrease in income taxes was a direct result of the reduction in fee income as compared to the three and nine-month periods ended, September 30, 2023, respectively.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three-Months Ended September 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(718,491)	$(786,906)	$(68,415)	(8.7)%
Fee income	-	-	-	0.0%
Other operating income	104,246	11,502	92,744	806.3%
Total operating income, net	(614,245)	(775,404)	161,159	20.8%

Operating costs:
General and administrative costs:
Compensation	854,973	793,061	61,912	7.8%
Operating expense, related party	405,771	223,254	182,517	81.8%
Professional fees	190,277	108,959	81,318	74.6%
Information technology	195,304	71,988	123,316	171.3%
Clearing and other charges	876	3,316	(2,440)	(73.6)%
General and administrative-other	166,771	63,266	103,505	163.6%
Total General and administrative costs	1,813,972	1,263,844	550,128	43.5%
Research and development costs	-	-	-	-
Total operating costs	1,813,972	1,263,844	550,128	43.5%
Net operating loss	(2,428,217)	(2,039,248)	(388,969)	19.1%
Other income:
Less: interest expense	183,625	-	183,625	100.0%
Interest income	106,298	28,110	78,188	278.2%
Income before income taxes	(2,505,544)	(2,011,138)	(494,406)	(24.6)%
Income taxes	-	-	-	-%
Net loss	$(2,505,544)	$(2,011,138)	$(494,406)	(24.6)%

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Nine-Months Ended September 30, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(566,215)	$696,965	$(1,263,180)	(181.2)%
Fee income	1,303,398	4,233,120	(2,929,722)	(69.2)%
Other operating income	276,633	70,104	206,529	294.6%
Total operating income, net	1,013,816	5,000,189	(3,986,373)	(79.7)%

Operating costs:
General and administrative costs:
Compensation	2,354,897	1,912,536	442,361	23.1%
Operating expense, related party	923,292	687,995	235,297	34.2%
Professional fees	489,910	316,388	173,522	54.8%
Information technology	561,420	333,940	227,480	68.1%
Clearing and other charges	229,338	382,994	(153,656)	(40.1)%
General and administrative-other	592,090	262,131	329,959	125.9%
Total General and administrative costs	5,150,947	3,895,984	1,254,963	32.2%
Research and development costs	-	-	-	-
Total operating costs	5,150,947	3,895,984	1,254,963	32.2%
Net operating income (loss)	(4,137,131)	1,104,205	(5,241,336)	(474.7)%
Other income:
Less: interest expense	459,875	-	459,875	100.0%
Interest income	303,532	75,991	227,541	299.4%
Income (loss) before income taxes	(4,293,474)	1,180,196	(5,473,670)	(463.8)%
Income taxes	-	320,584	(320,584)	(100.0)%
Net income (loss)	$(4,293,474)	$859,612	$(5,153,086)	(599.5)%

Operating Income. For the three and nine-month period ended September 30, 2024, there were unrealized losses primarily related to investment securities and to warrants previously received as fees for in investment banking activities. For the three-month period ended September 30, 2024, operating income was generated from the self-clearing operations of the broker-dealer and intellectual property service segment. For the nine-month period ended September 30, 2024, operating income was generated from fees earned on the broker-dealer’s investment banking activities and at the intellectual property service segment. For the three-month and nine-month periods ended September 30, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received as fees for investment banking activity in the second quarter of 2023 in the broker-dealer, and fees earned at the intellectual property service segment.

General and Administrative Costs. During the three and nine-month periods ended September 30, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by an increase in salaries in early 2024.
●	Related Party Operating Expenses: There was an increase in related party operating expenses as outsourcing support was increased within the broker-dealer and intellectual property service segment.
●	Professional Fees: There was an increase in professional fees compared to the previous periods, primarily due to increased consulting, legal, and tax. Furthermore, there was an increase in consulting fees associated with the implementation of self-clearing operations.
●	Information Technology Costs: Information technology costs saw an increase from previous periods, driven by higher costs with the initiation of self-clearing operations and increased cloud computing costs.
●	Clearing and Other Charges: Clearing and other charges fluctuate with broker dealer activity, generally correlating to fee income. For the three-month periods ended September 30, 2024 and 2023, respectively, there was limited activity. A decrease in fee income for the nine-month period ended September 30, 2024 as compared to the nine-month period ended September 30, 2023 resulted in a corresponding decrease in fee income for the current period.
●	Other General and Administrative Costs: The rise in other general and administrative costs was due to higher expenses in advertising and promotions, increased spending on travel and conferences, as well as rent allocation to the broker-Dealer.

Other Income. For the three and nine-month periods ended, September 30, 2024, respectively, the rise in the interest expense is due to inter-company subordinated loans for the broker-dealer and is eliminated for consolidation purposes. There was an increase in interest income due to the broker-dealer having increased funds held in high-yield money market accounts.

Income Taxes. For the three-month period ended September 30, 2024 there was no revenue activity requiring tax accrual. For the nine-month period ended September 30, 2024, the decrease in income taxes was a direct result of the reduction in fee income as compared to the three and nine-month periods ended, September 30, 2023.

Technology Development Segment (Invizyne & Minnesota One) Results of Operations for the Three-Months Ended September 30, 2024 and 2023

	2024	2023	$ Change	% Change
Total operating income	$-	$-	$-	0.0%

Operating costs:
General and administrative costs:
Compensation	546,097	119,146	426,951	358.3%
Professional fees	445,532	92,506	353,026	381.6%
Information technology	15,661	7,012	8,649	123.3%
General and administrative-other	56,941	145,243	(88,302)	(60.8)%
Total general and administrative costs	1,064,231	363,907	700,324	192.4%
Research and development costs, net of grants amounting to $489,798 and $704,162	723,487	27,936	695,551	2,489.8%
Total operating costs	1,787,718	391,843	1,395,875	356.2%
Net operating loss	(1,787,718)	(391,843)	(1,395,875)	(356.2)%
Other income:
Less: interest expense	45,568	-	45,568	100.0%
Interest income	921	-	921	100.0%
Loss before income taxes	(1,832,365)	(391,843)	(1,440,522)	(367.6)%
Income taxes	-	63,559	(63,559)	(100.0)%
Net loss	(1,832,365)	(455,402)	(1,376,963)	(302.4)%
Less net loss attributable to non-controlling interests	(705,057)	(177,853)	(527,204)	(296.4)%
Net loss attributable to controlling interests	$(1,127,308)	$(277,549)	$(849,759)	(306.2)%

Technology Development Segment (Invizyne & Minnesota One) Results of Operations for the Nine-Months Ended September 30, 2024 and 2023

	2024	2023	$ Change	% Change
Total operating income	$-	$70,769	$(70,769)	(100.0)%

Operating costs:
General and administrative costs:
Compensation	1,667,748	289,152	1,378,596	476.8%
Professional fees	991,998	301,244	690,754	229.3%
Information technology	29,267	16,247	13,020	80.1%
General and administrative-other	197,304	208,203	(10,899)	(5.2)%
Total general and administrative costs	2,886,317	814,846	2,071,471	254.2%
Research and development costs, net of grants amounting to $1,317,878 and $1,522,088	1,238,463	67,095	1,171,368	1,745.8%
Total operating costs	4,124,780	881,941	3,242,839	367.7%
Net operating loss	(4,124,780)	(811,172)	(3,313,608)	(408.5)%
Other income:
Less: interest expense	77,066	-	77,066	100.0%
Interest income	2,637	100	2,537	2,537.0%
Loss before income taxes	(4,199,209)	(811,072)	(3,388,137)	(417.7)%
Income taxes	2,143	63,559	(61,416)	(96.6)%
Net loss	(4,201,352)	(874,631)	(3,326,721)	(380.4)%
Less net loss attributable to non-controlling interests	(1,630,383)	(341,631)	(1,288,752)	(377.2)%
Net loss attributable to controlling interests	$(2,570,969)	$(533,000)	$(2,037,969)	(382.4)%

Operating Income. For the nine-month period ending September 30, 2024, the decline in operating income was primarily due to a one-off feasibility study that was conducted in the previous period.

General and Administrative Costs. During the nine-month period ended September 30, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense stemmed from the recruitment of additional administrative staff, who are not research and development related and therefore not covered by grants, in the latter half of 2023.
●	Professional Fees: The increase in professional fees compared to previous periods was due to higher legal, tax, audit, and consulting costs associated with completing year-end financial audits and preparing for the initial public offering.
●	Information Technology Costs: The increase in information technology costs are due to the increase of personnel and hardware and software needs to support new personnel.
●	Other General and Administrative Costs: There was a slight decrease in other general and administrative costs due to cost savings measures.

Research and Development Costs. The research and development costs were derived from the Company’s technology development segment. For the three and nine-month periods ended September 30, 2024, respectively, there was an increase in research and development costs that was due to a decrease of grant funding. It is important to note that the downswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the three and nine-month periods ended, September 30, 2024, is due to a rise in the interest expense is related to inter-company loans and is eliminated for consolidation purposes.

Condensed Consolidated Balance Sheets September 30, 2024 and December 31, 2023

	September 30, 2024 (unaudited)	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$16,679,428	$6,109,806	$10,569,622	173.3%
Cash segregated in compliance with regulations	1,584,734	1,247,881	336,853	27.0%
Grants receivable	553,963	882,319	(328,356)	(37.2)%
Clearing deposits	516,774	260,000	256,774	98.8%
Prepaid expenses and other current assets	428,692	523,788	(95,096)	(18.2)%
Investment securities, at amortized cost (U.S. Treasury Bills)	5,084,197	24,658,611	(19,574,414)	(79.4)%
Investment securities, at fair value (held by our licensed broker dealer)	5,566,955	5,771,634	(204,679)	(3.5)%
Investment securities, at cost less impairment	200,000	200,000	-	0.0%
Deferred offering cost	587,368	69,303	518,065	747.5%
Deferred costs related to deferred revenue	110,958	75,328	35,630	47.3%
Property and equipment, net	835,753	866,490	(30,737)	5.1%
Operating lease right-of-use assets, net	2,062,015	2,320,119	(258,104)	(11.1)%
Total assets	$34,210,837	$42,985,279	$(8,774,442)	(20.4)%

LIABILITIES AND EQUITY
Accounts payable	$1,044,209	$578,214	$465,995	80.6%
Accrued expenses	304,271	1,105,078	(800,807)	(72.5)%
Payables to non-customers	21	1,405,293	(1,405,272)	(100.0)%
Payables to customers	2,361,514	-	2,361,514	100.0%
Deferred grant reimbursement	137,035	140,703	(3,668)	(2.6)%
Deferred revenue	-	20,000	(20,000)	(100.0)%
Operating lease liabilities	2,181,780	2,415,889	(234,109)	(9.7)%
Total liabilities	6,028,830	5,665,177	363,653	6.4%
Equity:
Paid-in-capital	60,314,806	49,405,779	10,909,027	22.1%
Accumulated deficit	(31,318,226)	(12,092,927)	(19,225,299)	159.0%
Total MDB Capital Holdings, LLC Members’ equity	28,996,580	37,312,852	(8,316,272)	(22.3)%
Non-controlling interest	(814,573)	7,250	(821,823)	(11,335.5)%
Total equity	28,182,007	37,320,102	(9,138,095)	(24.5)%
Total liabilities and equity	$34,210,837	$42,985,279	$(8,774,442)	(20.4)%

Financial Condition: Overall, the increase in cash and cash equivalents was due to the transfer of T-Bills to cash, and was offset by cash utilization for operational activities during the period. The rise in cash segregated in compliance with regulations stemmed from customer deposits. The decline in investment securities at amortized cost occurred because U.S. Treasury bills were sold and moved to high-yield money-market accounts to provide liquidity for operating expenses. The decrease in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period. Clearing deposits increased due to the launch of the self-clearing operations. Prepaid expenses remained stable compared to the previous period. There was a decrease in grants receivable, which was influenced by the timing of the collection of grant funds from the previous period. The growth in deferred offering costs was associated with expenses related to Invizyne’s planned IPO. Finally, the reduction in the right-of-use asset was due to its normal utilization.

The increase in accounts payable was primarily driven by payments for audit and legal services related to the IPO of Invizyne. The decrease in accrued expenses resulted from the settlement of bonus liabilities that were accrued in the fourth quarter of 2023. Additionally, the rise in payables to customers and non-customers stemmed from increased activity in the self-clearing operations of the broker-dealer. Deferred grant reimbursements remained consistent with the previous period. Finally, the reduction in lease liability was due to its normal utilization.

The increase in equity was primarily due to the Company’s IPO, which closed on September 20, 2023. This increase was partly offset by net losses from previous periods.

The decrease in non-controlling interest resulted from the net loss experienced by Invizyne.

Liquidity and Capital Resources – September 30, 2024 and 2023

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below.

	Nine-Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(8,620,720)	$(5,086,987)
Net cash provided by investing activities	20,045,260	8,746,619
Net cash (used in) provided by financing activities	(518,065)	17,833,294
Net increase in cash and cash equivalents	$10,906,475	$21,492,926

At September 30, 2024, the Company had $19,553,039 of working capital, which is a decrease of $14,273,850 from the working capital of $33,826,889 that the Company had at September 30, 2023. The decrease in working capital is primarily due to the use of cash to fund operations for the nine-months ended on September 30, 2024. Additionally, as of September 30, 2024, the Company had $16,679,428 of cash and $5,084,197 of short-term U.S. Treasury bills available to fund its operations.

Operating Activities. For the nine-months ended September 30, 2024, there was an increase in the net loss compared to the prior period due to expense of stock-based compensation expense. Additionally, there was an accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities. An increase in accounts payable, grants receivable for the technology segment, clearing deposits, and payables to customer was due to the implementation of the self-clearing operations. There was a decrease in the accrued expenses due to bonuses being paid in Q1 of 2024, and a decrease in payables to non-customers.

For the nine-months ended September 30, 2023, use of cash in operating activities represented a combination of increased activity in Invizyne, increased professional and consulting fees related to year end audits and an increase in tax preparation fees related to the publicly traded partnership.

Investing Activities. For the nine-months ended September 30, 2024 and 2023, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities and investments in money market funds.

Financing Activities. For the nine-months ended September 30, 2024, financing activities consisted of deferred costs related to the IPO of Invizyne.

For the nine-months ended September 30, 2023 financing activities consisted of costs related to MDB Capital Holdings’ initial public offering incurred during the period.

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

Revenue recognition – Investment Banking and Warrants Valuation

The Company receives income from investment banking fees earned as an underwriter. As an underwriter, the Company helps clients raise capital via the sale of various types of equity instruments. Underwriting fees are primarily based on the issuance price and quantity of the underlying instruments and are recognized as revenue typically upon execution of the client’s transaction. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions. If the Company did have any contract assets or liabilities related to these revenues it would be recorded on the unaudited condensed consolidated balance sheets.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of September 30, 2024 and 2023 and expected to be received from funding sources in the subsequent year. Management considers such receivables at September 30, 2024 and 2023, to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At September 30, 2024 and 2023, Public Ventures had net capital of $11,765,823 and $6,037,743, respectively, which was $11,515,823 and $5,787,743 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At September 30, 2024, the Company’s ratio of aggregate indebtedness of $7,034,937 to net capital was 0.60 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debits, which was calculated as $0 at September 30, 2024.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at September 30, 2024 and 2023 have subsequently settled with no resulting material liability to Public Ventures. For the nine-months ended September 30, 2024 and 2023 Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2024 and 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine-months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Invizyne anticipates completing its initial public offering, which is expected to close on November 14, 2024, with trading expected to have begun on November 13, 2024. This offering will reduce MDB Capital Holdings’ ownership stake from approximately 61% to 49%.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: November 12, 2024	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Jeremy W. James
Jeremy W. James
Chief Financial Officer
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

