Form 10-K
period 2024-12-31
MDB Capital Holdings, LLC
filed 2025-03-31
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 31, 2025 the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,950,632. There are also 5,000,000 outstanding shares of Class B Common Shares, representing limited liability interests of the registrant, each of which votes with the Class A Common Shares on all matters presented to the holders of the Class A Common Shares. The value of the Class A Common Shares on June 28, 2024, was $32,131,327, the last business day of the registrant’s most recently completed second fiscal quarter.

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

Important factors that could cause those differences include, but are not limited to:

●	our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;

●	our business plan and our ability to effectively manage our overall operations and growth, particularly in respect of our partner companies;

●	our ability to anticipate trends, growth rates, and challenges in our securities brokerage and related businesses as broker dealer regulation evolves;

●	our ability to evaluate potential partner companies and assess their potential growth and the challenges of their business;

●	our ability to evaluate the product and service development of the partner companies, product and service acceptance of the partner companies, and the inherent uncertainty of their product and service development and commercialization;

●	how our partner companies are able to be financed and our ability to provide shareholder value to our holders of Class A Stock and Class B Stock;

●	our ability to realize upon the value created by our partner companies, by the distribution or sale of the securities we own of them;

●	regulatory, legislative and judicial developments that impact our businesses and those of the partner companies and our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business and those of the partner companies;

●	the ability of our group companies to protect their respective intellectual property;

●	our relationships with our clients and service providers;

●	our ability to identify, complete and integrate potential strategic acquisitions of complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets into our overall structure;

●	general economic conditions and trends and their impact on businesses of the group companies;

●	increased expenses associated with being a public company;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible developmental businesses and acquisitions; and

●	future revenue being lower than expected;

These above factors should not be construed as exhaustive and should be read with the other cautionary statements in this annual report.

We also call attention to the changes in the financial statements as a result of the deconsolidation of eXoZymes Inc, (formerly Invizyne Technologies Inc.) due to the sale of common stock in an initial public offering consummated on November 14, 2024, which diluted the holdings of MDB Capital Holdings, LLC to a minority ownership of approximately 47% from a majority ownership of approximately 60%.

PART I

Item 1. Business

Introduction

MDB Capital Holdings (“MDB”) serves as a foundational platform specializing in financing startups, partnering with co-founders, and fostering value creation. This platform sets the stage for nascent ideas and entrepreneurial talent to take root. MDB is comprised of a group of companies that together serve as this unified foundational platform.

One of the companies in our group, Public Ventures, LLC (“Public Ventures”), which operates under the D/B/A of “MDB Capital,” operates as a growth catalyst, focusing on community-driven micro and small-cap financings. It enables companies to scale through the initial financing stages ranging from five to sixty million dollars and facilitates their transition into public markets with select IPOs valued in the range of twenty to fifty million dollars. Public Ventures also may provide financing to post-IPO companies that continue to meet its overall business criteria for investment.

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

MDB Minnesota One, Inc (“M1”), a partner company, was created in mid 2024 with the vision of developing a small molecule anti-senescence platform comprised of pharmaceutical drugs or other products to aid in longevity and to inhibit certain forms of age-related diseases (the “M1 Platform”). The focus of the M1 Platform is to treat senescent cells, which are dysfunctional cells that have permanently stopped dividing, that have been implicated in the aging process, and that permit the development of chronic low-grade inflammation. This chronic inflammation has been linked to a variety of age-related diseases, including multiple fibrotic conditions that have limited treatment options and poor prognoses.

MDB supports a continuous process, dubbed our Big Idea Pipeline, designed to surface new Big Idea Companies and other opportunities for our platform. We believe that the Big Idea Pipeline showcases the progression of tech initiatives from discovery to commercialization stages. Initially, in any give calendar cycle, a substantial number of potential tech ideas are scouted from various sources, including referrals, universities, and conferences. From this broad pool, approximately 250 technologies are identified as relevant and with potential alignment with our business model. A more focused group of these ideas, about 50, evolves into, what we call, active Big Idea Companies. Progressing further, approximately ten of these companies reach advanced stages within the selection process, indicating a deeper engagement and evaluation by MDB. At the pinnacle of the pipeline, as of the date of this report, two Big Idea Companies are currently in active negotiations, marking the final step before potential partnership or investment. This is a continuous process with the Big Idea Pipeline in constant flux as new ideas emerge or evolve. MDB’s disciplined and structured approach to vetting the Big Idea Pipeline allows us to cultivate and invest in innovative technologies with the potential to scale and succeed in the market.

MDB’s investment criteria focuses on six key areas to identify early-stage companies poised for success in public markets. These potential partner companies should exhibit “Tech Leadership Potential,” with distinct differentiation that pioneers a new technological category. “Platform Technology” is essential, with core technology that can span various vertical markets or indications. They should be at an “Early Inflection Point,” where the timeline and costs to validate technology feasibility in the commercial marketplace are reasonable. “Clear Market Insertion” is also critical, with technology disruption significant enough to incentivize stakeholders for market entry. The target companies should have “Large Market Potential,” addressing substantial unmet needs with vast market opportunities. Lastly, a “Strong IP Position” is necessary, meaning a robust and defensible intellectual property stance with broad claims to secure a sustainable competitive edge.

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

Our model typically includes a two-step financing approach with our partner companies: we put in seed capital, as founders, and the first round of capital between $5 to $10 million dollars to set the business on an operational foundation. Our plan is to then raise additional amounts of substantive capital to bring the technology closer to validation or to be able to commence commercialization, typically in the range of $20 to $60 million overall. We plan on additional financing by means of public offerings or alternative value realization. Our community of sophisticated, individual investors with like-minded goals and values, we believe supports our model, where we will draw on their capital, knowledge, connections and expertise. We anticipate that value creation will be generated after any number of years of patient ownership and corporate effort, and value realization might include any number of methods, such as continued holding and operating, initial public offerings, or IPO, joint ventures, licensing, asset sales and merger transactions, depending on the particular business model and industry.

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

● Pulse Biosciences, Inc. (“Pulse”). Pulse was established in 2014, Public Ventures created a new entity that rolled up the intellectual property from 2 academic institutions and one private entity. Public Ventures then completed a seed financing, created the business and IP strategy and assembled the management team and Board. Subsequently Public Ventures successfully executed the IPO for Pulse.

More recently, eXoZymes Inc, (formerly Invizyne Technologies Inc.) completed its IPO on November 14, 2024, having been set up in 2019 to develop cell-free technology to optimize nature’s own biological processes to make chemicals used in many common applications. MDB was one of the founders of the company, provided an initial funding of $5,000,000 a subsequent funding of $758,000 and provided executive management and several board members. Persons affiliated with MDB continue to be on the board of directors.

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

Rational Analytical Process

We understand that early-stage, visionary technologies are inherently fragile and require careful nurturing to reach commercial viability. Establishing the right corporate and financial foundation is essential to support their growth into sustainable, market-ready companies. This is particularly true for platform technologies, where strategic decisions around corporate structure, asset development, and market positioning can significantly influence the trajectory and success of the partner company during its formative stage.

We begin our process by seeking to gain a deep understanding all of the relevant players in a given space and the key issues, and how, if solved, they could effectively create a new category and enable the partner company to rapidly become a category leader. We work to develop a clear understanding of our companies’ potential sustainable competitive advantage. Once the “Theory of Opportunity” is established, we develop the business strategy, financing strategy and intellectual property strategy and the innovation and R&D prioritization road map. We test our assumptions by seeking input regarding our strategic decisions with experts in the field until we are comfortable that they are credible and convincing. With a clearly articulated understanding of what we believe to be the partner company’s potential, we endeavor to recruit the best possible talent to execute the strategy and bring the vision to fruition. We strive to instill a corporate culture that is constantly re-evaluating the partner company’s working thesis, which we believe will establish and keep the partner company as the leader in a given category or enable the partner company to pivot its strategy to a new area based upon changing circumstances.

Our Community

A key element of our public venture model is our community of more than 500 sophisticated investors, entrepreneurs and microcap and small cap market participants who have experience with our approach and who we believe will advocate for our public venture mission. In addition, investors can have a significant impact by supporting the companies they invest in. We believe that this community is vital to the success of our public venture model.

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

We believe that MDB is strengthening our community of MDB shareholders and can simplify our process of developing partner companies. We intend to use a portion of our capital to identify and find partner companies. We believe that being a public company gives us greater flexibility and nimbleness to source new technologies and make it quicker and easier to deploy capital towards opportunities that arise.

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

Competition

Getting access to and deploying early-stage capital is very competitive. We believe our main competitors are traditional venture capital firms, other funds specializing in microcap and small cap investing and investment banks focusing on microcap and small cap companies.

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

Our Group of Companies

Public Ventures

Our wholly-owned subsidiary, Public Ventures, licensed under the name Public Ventures LLC, a registered broker- dealer (CRD-: 42677/SEC-: 8-49951) is the backbone of our financing business. Public Ventures operates under the d/b/a of “MDB Capital.” In 2024 we expanded its capabilities to act as a licensed clearing firm.

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

We believe that such a community of investors can foster the growth of promising public companies under $500 million in market value, also known as microcap and/or small cap companies, by leveraging the knowledge of the community and sharing risk amongst its Members.

We believe that we are building a robust infrastructure to support our vision for Public Ventures. Our objective is to create a high-end service platform that will make investing in the microcap and/or small cap segment more accessible to and efficient for the Public Ventures Member community. Public Ventures recently began self-clearing operations of U.S equity securities. Its FINRA licensed self-clearing broker-dealer is capable of structuring and underwriting financing transactions as well as providing clearing services that enable clients to trade, clear, and settle securities in these companies. We also are able to provide expanded account maintenance activities, such as wire transfers, securities deposits and interest on cash deposits through typical cash management services.

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

Members and Member Sponsors

It is our intention to build our community of participants who share the collective goal of elevating and supporting development-stage companies and have an investor rather than a trader mindset. Persons who share the values and vision of the organization can be invited into the community as Members. We expect to encourage active participation of our Members such that they may be mentors of growth through starting, running, or connecting companies within the community or by being active early investors in the various business and ownership opportunities that arise. We plan to sponsor community Member forums, organized by geographic location, investing style and subject matter expertise and/or industry segments. We believe these forums will facilitate in-person meetings with companies, enable due diligence, and support investor engagement and camaraderie.

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

MDB Minnesota One

M1, a partner company, with the vision of developing a small molecule anti-senescence platform comprised of pharmaceutical drugs or other products to aid in longevity and to inhibit certain forms of age-related diseases (the “M1 Platform”). The focus of the M1 Platform is to treat senescent cells, which are dysfunctional cells that have permanently stopped dividing, that have been implicated in the aging process, and that permit the development of chronic low-grade inflammation. This chronic inflammation has been linked to a variety of age-related diseases, including multiple fibrotic conditions that have limited treatment options and poor prognoses.

Studies conducted at Mayo Clinic have shown the potential of certain molecules to target and eliminate senescent cells with a significant therapeutic window, reversing fibrosis across multiple conditions. The global longevity and anti-senescence therapy market is projected to reach nearly $45 billion by 2030.

On July 1, 2024, M1 entered into a Patent and Know-How License Agreement (the “License Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain patent rights and associated technology pursuant to which M1 intends to develop the M1 Platform. The License Agreement grants M1 rights to develop and commercialize Mayo’s patented technology and know-how for all fields of use on a worldwide basis. Under the terms of the License Agreement, M1 holds an exclusive license of patent rights and a non-exclusive license for the associated technology to make, have made, use, offer for sale, sell, and import licensed products and derivatives.

As part of initial consideration for the License Agreement, M1 issued 1,980,000 shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150,000 as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At December 31, 2024 there were no accrued royalties recorded.

Under the License Agreement, M1 is required to achieve certain development milestones within designated time periods. For select development milestones, as listed below, M1 will be required to make a payment to Mayo, also as noted below:

●	A payment of $250,000 for Phase II clinical trial initiation, for the first instance of a licensed product.
●	A payment of $1.5 million for Phase III clinical trial initiation, for the first instance of a licensed product.
●	A payment of $2 million for FDA New Drug Application (NDA) acceptance, for the first instance of a licensed product.
●	A payment of $5 million for NDA approval, for each instance of a licensed product.

As of December 31, 2024 the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

M1 is currently in the pre-clinical development stage of the M1 Platform and is undertaking important feasibility studies, iterative testing, and collection of drug safety and toxicity data.

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

As is common in the securities industry, our broker-dealer subsidiary is subject to regular reviews of and investigations into our operations, some of which progress to regulatory actions that may result in fines, censures, and limitations on activity. Currently, we are the subject of a review of past broker-dealer activities, which may be either resolved without further regulatory action or escalated such that we could be subject to one or more penalties. At this time, we are cooperating with the reviews, and we do not know whether or not it will escalate to regulatory action and, if it does, what violations of rules and regulations may be asserted against the broker-dealer and what the potential final resolutions might be.

Self-Clearing Regulation

In January 2024 Public Ventures began self-clearing U.S. equity securities. As part of this process, in addition to the broker-dealer regulation described above, Public Ventures is subject to regulation directed to self-clearing operations and must demonstrate that its financial, operational and systems capacities are able to perform this business while complying with regulations, including those of the SEC, FINRA, Depository Trust Clearing Corporation (“DTCC”), and National Securities Clearing Corporation (“NSCC”). To operate the self-clearing activity, we must meet different capitalization requirements than those of an introducing broker-dealer, maintaining a capital structure with various cash and cash equivalent assets and retaining access to necessary lines of credit that can assure our ability to comply with changing deposit requirements. We expect that these regulations will continue to undergo substantial changes and may require additional capital as settlement operations moves to T+0 in the future.

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

Additionally, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and went into effect in most material respects starting on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding clients’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

We expect more states to enact legislation similar to the CCPA and the CPRA, which provide clients with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such clients. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Virginia and Colorado, both with laws that took effect in 2023. It is anticipated that all such laws will add additional complexity, have variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Human Capital

As of the date of this filing, overall there are approximately 16 full time employees of MDB, employed directly or indirectly through MDB CG Management, Inc. (“MDB Management”). We also engage from time-to-time consultants for various activities.

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

You may be subject to state, local and other taxes, depending on your own particular circumstances.

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

One of our subsidiaries is a securities broker-dealer, subject to a wide range of regulations under the oversight of the Securities and Exchange Commission, FINRA and state securities regulators, and other financially-oriented governmental authorities. To conduct its clearing operations, it is subject to DTCC participant requirements and the terms of its settlement bank agreements. Public Ventures is currently subject to regulations related to its status as a broker-dealer and is subject to all the regulatory requirements of the Securities and Exchange Commission applicable to our securities clearing operations. As is common in the securities industry, we are subject to regular reviews of and investigations into our operations, some of which progress to regulatory actions that may result in fines, censures, and limitations on activity. Currently, we are the subject of a review of past broker-dealer activities, which may be either resolved or escalated. We do not know at this time whether this review will be escalated to regulatory action, and if it is, what the regulatory assertions would be and what the resolution of such assertions might be. Any adverse result may impair the value of the overall company and a loss of investment value in MDB.

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

Potential Adverse Impact of U.S. and Nicaraguan Political and Regulatory Environments on Our Operations.

Our business operations are subject to risks associated with the political, economic, and regulatory environments in both the United States and Nicaragua, where we conduct business. Any changes in government policies, regulations, or political instability in either country could have a material adverse effect on our ability to operate effectively and profitably.

In the United States, shifts in trade policies, foreign relations, and regulatory frameworks may impact our ability to do business in Nicaragua. Additionally, any restrictions on international trade, sanctions, or policy changes affecting business dealings with Nicaragua could increase costs or limit our ability to operate within the country.

In Nicaragua, political instability, civil unrest, or changes in government leadership could lead to policy shifts, economic uncertainty, or regulatory changes that impact our business. Potential risks include:

●	Changes in the list of sanctioned countries where U.S. businesses and individuals are restricted or prohibited from engaging in trade, investment, or other business activities. These restrictions are primarily enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and are based on economic sanctions, national security concerns, and foreign policy objectives.
●	Expropriation or nationalization risks, which could result in asset seizures or limitations on foreign-owned businesses.
●	Civil unrest or political turmoil that may disrupt workforce availability or local market stability.

If the political or economic environment in either country deteriorates or if new regulations are imposed that negatively impact our ability to conduct business in Nicaragua, our financial condition, results of operations, and growth prospects could be materially and adversely affected. We continue to monitor political developments and assess potential risks to mitigate any significant impacts on our business.

Risks related to our significant and concentrated equity investment in eXoZymes.

The Company’s equity investment in eXoZymes represents a significant portion of our total assets and is reported as an equity method investment on our balance sheet. As such, fluctuations in the value of this investment may have a material impact on our financial position and the results of operations.

Since November 2024, eXoZymes has been a publicly traded company and its operational and strategic decisions have been directed by its board and management. As a public company its stock price will be determined by the market and investor reaction to its product developmental decisions and performance. The actual performance of eXoZymes will depend on many factors, such as its product discovery and development, its ability to enter into strategic alliances or licensing arrangements, its ability to generate revenues, the maintenance of its financial resources, regulatory compliance and developments that impact its products, and broader economic conditions.

Further, as eXoZymes is in an early stage of its commercial development, its financial performance may be unpredictable, and periods of volatility or underperformance may result in non-cash losses and/or impairment charges on our investment. A sustained decline in the value of our investment could also negatively affect key financial ratios and limit our ability to raise additional capital.

Given the size and concentration of our investment in eXoZymes, any material change in its value—positive or negative—will directly affect our financial statements, potentially causing significant variability in our reported earnings and equity.

As a result, investors should consider the inherent risks associated with holding a large, concentrated, and volatile equity investment when evaluating our financial condition and future prospects and a decision to invest or hold an investment in our company.

We out-source aspects of our business operations in Nicaragua.

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

Risks Related to M1

M1 has a limited operating history on which to evaluate its ability to achieve its operating objectives.

M1 was founded in 2024, has a limited operating history, and only has incurred losses to date. Therefore, there can be no assurance that the efforts of M1 to develop the M1 Platform will produce a commercial product, market acceptance or revenues that will sustain its business. With a limited operating history and no commercialized products at this time, it will be difficult for investors to make predictions about its future success or viability and any predictions may not be as accurate as they could be if it had a longer operating history or a company history of successfully developing, commercializing and generating revenue from pharmaceutical products for a mass market.

M1 may not be successful in its efforts to advance from the pre-clinical development stage and to fully develop a small molecule senescence platform.

A key element of M1’s strategy is to develop the M1 Platform, which is intended to be comprised of pharmaceutical drugs or other products designed to aid in longevity and to inhibit certain forms of age-related diseases. The focus of the M1 Platform is to treat senescent cells, which are dysfunctional cells that have permanently stopped dividing, have been implicated in the aging process and the development of chronic low-grade inflammation. This chronic inflammation has been linked to a variety of age-related diseases, including multiple fibrotic conditions that have limited treatment options and poor prognoses. Although its R&D (research and development) efforts to date, which have been focused on pre-clinical development, have resulted in what is believed to be potential pipeline of products, M1 may not be successful in finalizing the development of products to the stage of commercial viability or be able to continue to identify and develop other pipeline products. Even if M1 is successful in continuing to build its product pipeline, not all potential pipeline products it identifies will be suitable for development as pharmaceutical drugs or as other commercial products. Although management believes its efforts to develop the M1 Platform will demonstrate commercial success and deliver on the promise of aiding in longevity and inhibiting certain age-related diseases, if M1 is unsuccessful in these efforts, the value of M1 will be significantly impaired or fully lost, and our holding company investors may suffer loss in relation to the investment in M1. Further, in such an event, M1 may have to curtail or cease its business.

The market, including clients and potential investors, may be skeptical of the viability and benefits of M1’s pipeline products because they are relatively novel and will likely be subject to regulatory approvals.

The viability and benefits of our products, which include pharmaceutical drugs, may be difficult to assess because they are based on a relatively novel therapy. M1’s pipeline of potential products are currently in pre-clinical assessment as a therapeutic or product for other uses. It is often an issue that what is possible in the small quantities used at the research level cannot be replicated as production quantities are increased for testing and commercialization. Each product will be required to be progressively scaled up from early research production quantities to show the feasibility of production in larger quantities, whether for clinical evaluation, testing, and ultimately commercial manufacturing amounts before being made available to clients. As M1 continues to develop and optimize the M1 Platform to make its products in the quantities needed for research, clinical or testing evaluation and manufacturing, there can be no assurance that such products will be understood, approved, or accepted by clients, regulators and potential investors, that the relevant target products can be commercially manufactured, or that it will be able to sell products at competitive prices and with features sufficient to establish demand and generate revenues or any level of profit. Another consideration is if a product is a candidate as an active pharmaceutical ingredient, then it will require FDA or any other applicable regulatory approvals, including manufacturing approvals, which may not be obtainable. If it is unable to convince potential clients of the utility and value of its products, it will not be successful in entering the markets that it has identified, and its business and results of operations will be adversely affected.

The market for longevity and inhibiting age-related diseases is a rapidly growing and changing market, and if M1 is unable to keep up to date with developments, its business may be adversely affected.

M1 is operating in a rapidly growing and changing business space within the anti-senescence market. Therefore, the market is becoming more developed and highly competitive. M1 will have to continually assess the market and what kinds of products will be in demand. If it fails to anticipate market demands or is not able to meet a market demand in a timely fashion, its research and development efforts will not pay off as expected or at all. The intellectual property aspects of this market are evolving, and patents filed several years ago by potential competitors are currently being granted, which may force M1 to license technologies it needs for its processes or to develop a workaround to the valid claims of others. M1 may not be able to obtain any necessary licenses or develop processes that do not infringe on others; in which case its business will be impaired, and it will be prevented from executing its business plan. The anti-senescence market, in which M1 seeks to compete, is rapidly evolving, and therefore the extent to which it may encounter intellectual property of others that limits or restricts its processes is unpredictable.

Because its compounds are novel, M1 will have to perform tests for safety, use, and claim validation.

We anticipate, because its compounds are unique, that M1 will face all the hurdles of a new technology in a marketplace. Depending on the use of the compounds, M1 may have to comply with the extensive array of medical and other areas of regulation depending on the use of the particular compound. In addition, it anticipates having to conduct many forms of tests to convince regulators, commercialization partners and potential users of the safety, uses, and claim validation to be able to commercialize and gain market acceptance for its compounds. If it is unable to successfully justify the efficacy, safety and potential of its compounds, or do so in a timely manner, it will not be able to successfully develop its business and may have to curtail or cease its business. Holders of our shares of Common Stock may lose value in their holdings.

M1 will be highly dependent on its ability to hire and retain scientific and other staff with specialized backgrounds as needed.

In this early stage of its development, M1 is highly dependent on its current scientific professionals and its other staff and management. We believe that our future success depends on retaining these persons, particularly those with key knowledge about the M1 technology. Success also depends on being able to expand its employee base as required. We believe there are relatively few persons with specific knowledge of the anti-senescence space. Persons with the talents that M1 seeks to hire tend to be in high demand and it may not be able to hire such persons as and when needed. The inability to hire and retain necessary employees may have an adverse impact on its business implementation.

Laboratory conditions differ from commercial and therapeutic conditions, which could affect the effectiveness of M1’s potential products. Failures to effectively move from laboratory to commercial scale would harm its business.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in commercial settings, in human drug trials or clinical settings. M1 has observed multiple results that encourage the development of the M1 platform. M1, however, is not certain that these laboratory results will be able to be replicated at a commercial or therapeutic scale. As it advances its technology, M1 plans to make products at higher scales until it reaches commercially viable scales. If these results obtained at the current levels are not replicated at commercial scales or in therapeutic settings the attractiveness of the technology will be adversely affected and its business may fail to be successful.

The success of M1 depends, in part, on the successful development of its science technologies and its products.

To be successful, M1 will need to continue to develop its science technologies and the products that it can offer to commercialization entities. If M1 does not anticipate correctly and respond with products that are commercially acceptable, it will not be successful. In that event, the value of our business and overall company value would be diminished.

M1 is subject to risks relating to portfolio concentration.

Currently, the M1 business is highly dependent on a small number of products, which are based on its principal technology. If these products cannot be fully commercialized or are not accepted in the market, M1 will have expended significant financial, development and corporate assets that will not necessarily be recovered.

M1 does not have any sales, marketing, manufacturing and distribution capabilities or arrangements, and will need to create these as it moves towards commercialization of our products.

M1 does not yet have a full sales, marketing, manufacturing or distribution capacity. To date there have been limited to no sales and marketing activities, with the primary efforts being those of research and development. To be able to commercialize our potential products, M1 will need to develop all the foregoing elements of commercialization. M1 does not have any corporate experience in establishing these capabilities, and therefore, it may be unsuccessful in achieving commercialization and earning revenues. Setting up the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. M1 plans on seeking development and marketing partners and license the technology to others or develop contract manufacturing partners in order to avoid it having to provide the full range of marketing, manufacturing and distribution capabilities within the M1 organization. There can be no assurance that M1 will find any development and marketing partners or companies that are interested in licensing our technology. If management is unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, M1 will not be able to generate product revenue, and may not become profitable.

M1 expects to experience competition from other companies and research institutions.

M1 believes that it will face competition from many large pharmaceutical and nutraceutical companies and research institutions that are currently working in, and will enter, the industry to work on all the many aspects of anti-senescence technology.

M1 believes that a majority of the companies that present some aspects of competition are well established companies that have more experience identifying and carrying out the scientific development required in the research and development of products that will be competitive to those of M1. Many of these companies have, and others that it anticipates entering the market in the future will have, greater financial and management resources, brand or science name recognition or industry contacts than possessed by M1. Several of the companies are multinational companies, and many are also publicly listed companies, with large market capitalizations.

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

Risks related to Public Ventures

Public Ventures conducts offerings where we will act as a placement agent or an underwriter, and thus we are subject to underwriter and similar liability.

As part of our business, as it has been conducted over the last 27 or so years through Public Ventures, we expect to act as an underwriter and placement agent in a number of capacities. We may be a single underwriter or placement agent of a securities offering or a co-underwriter or placement agent participating in a securities offering. There are other types of offering where Public Ventures may be characterized as an underwriter. In each of these instances, it will bear a liability dictated by Section 11(a) of the Securities Act of 1933, as amended (“Securities Act”). Under the Securities Act, an underwriter is liable at law or in equity if any part of the registration statement or offering documentation used in the offering of securities, in which we participate as an “underwriter” as generally interpreted by the securities laws, “contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading….” What constitutes an offering document with respect to underwriter liability applies to any manner of offering materials. This liability also extends to private offerings of securities and their documentation, where Public Ventures may act as a placement agent. In determining materiality, a court will not inquire into limitations on the underwriter’s or placement agent’s ability to conduct its due diligence investigation and assessment of the offeror, but will instead assess whether the statements, taken together and in context, would have misled a reasonable investor about the nature of the investment. Section 11(b) of the Securities Act provides two affirmative defenses to Section 11(a) liability: the expert defense and the non-expert defense, which are collectively known as the due diligence defense. Although we conduct due diligence for all of our transactions, there is no assurance that the level of due diligence will uncover any failings in the materials used by investors, or that it will uncover deliberate misstatements. Therefore, for any offering of securities, Public Ventures may become liable as an underwriter or placement agent. Such a liability will have a significant impact on our overall business in terms of monetary cost and also on our reputation.

Public Ventures self-clearing capabilities are necessary to operate its business as planned.

At the start of 2024, Public Ventures began self-clearing U.S equity securities. As part of this process, in addition to the broker-dealer regulation described above, Public Ventures will be subject to regulation directed to self-clearing operations and must demonstrate that its financial, operational and systems capacities are able to perform this business while complying with regulations, including those of the SEC, FINRA, Depository Trust Clearing Corporation (“DTCC”), and National Securities Clearing Corporation (“NSCC”). To operate the self-clearing activity, we must meet different capitalization requirements than those of an introducing broker-dealer, maintaining a capital structure with various cash and cash equivalent assets and retaining access to necessary lines of credit that can assure our ability to comply with changing deposit requirements. We expect that these regulations will continue to undergo substantial changes and may require additional capital as settlement operations move T+0 settlement in the future.

As a broker-dealer, Public Ventures will have to expend considerable resources on maintaining adequate compliance practices. The failure to be in regulatory compliance may result in fines, sanctions and the possible curtailment of operations.

Both the broker-dealer operations and the self-clearing operations are subject to extensive regulation. In addition, regulators perceive that engaging in business with “small and micro-cap” companies (those with market capitalizations of $300 million and under) and “penny” stocks (stocks with market prices of less than $1.00) is an especially high-risk activity, and therefore extensively review and supervise such business activities. Public Ventures focuses on this niche as we believe it offers a significant opportunity for clients of Public Ventures and other persons to gain value on their securities holdings, and we believe that such companies need access to capital. By focusing on this business, however, Public Ventures we will likely increase the potential for regulatory oversight and the potential for regulatory action against the firm. Certain aspects of the regulatory regime, including the Know Your Client (KYC) and Anti Money Laundering (AML) requirements. The ability to oversee KYC and AML requirements is critical to its ability to expand our client networks and increase the volume of transactions the firm performs as required by its business model. If Public Ventures is not able to fulfill its regulatory obligations, it may be fined, have to change its business at greater cost, or be required to cease its business.

In addition to the direct employees of Public Ventures, other persons in our overall corporate structure may be considered subject to FINRA review and subject to the supervision by the broker-dealer. Therefore, the Company must maintain a structure that ensures all of the parts of the Company will strictly adhere to FINRA rules so as to avoid any fines, limitations on the ability to conduct business or actual business closure. The loss or curtailment of the business of Public Ventures would result in a significant loss of business opportunity and revenues to the Company, and would result in a significant impairment to our reputation.

We may be exposed to more cybersecurity threats as we expand our business.

With the expansion in the business to include clearing services, the Company handles increased amounts of sensitive financial and other information about investors and company clients’ holdings and transactions that can be targeted by cybercriminals. We will need to have in place an adequate internal security infrastructure to protect clients’ information and assets and minimize potential liabilities for the business. In addition, as cybersecurity threats become more and more sophisticated, we will have to continually expend funds to upgrade and expand our security measures, maintain insurance and overall be vigilant to protect our operations and clients.

The clearing operations of Public Ventures will require contractual arrangements with several key industry entities, which, if not followed, will require it to terminate that portion of its business.

To establish and to operate a clearing business, Public Ventures has entered into contractual arrangements with the Depository Trust Company, National Securities Clearing Corporation and a settlement bank. These are complex sets of arrangements that must be strictly adhered to, otherwise Public Ventures will not be able to use their services. Without these services, Public Ventures will not be able to clear trades for clients. Not only does Public Ventures require these agreements, but as a result of them it will need to maintain systems and interaction platforms with them and other parties in the settlement process. Information technology implemented include a core clearing system, an order management system, and a corporate communications system, amongst others. These many activities happen in parallel and require significant effort to successfully implement and maintain. Failure to maintain any of the individual systems would prevent Public Ventures from conducting its self-clearing business. Part of the risk the firm faces includes its vendors’ continuous capacity to fulfill the service levels promised to Public Ventures. Public Ventures has chosen novel providers with excellent technology but lesser track records. Assuring these suppliers will continue to deliver their promised services is necessary for the successful maintenance of the technological platform the business requires to operate. The failure in any of the many aspects described above may prevent our operations from being performed or possibly require us to terminate our business.

Public Ventures will have to maintain adequate capitalization levels to conduct its broker-dealer and clearing businesses.

To operate the broker-dealer and self-clearing operations, Public Ventures must meet different capitalization requirements in the Company. To do this, it will have to maintain within the capital structure of the various cash and cash equivalent assets and retain access to necessary lines of credit that can assure its ability to comply with changing deposit requirements of the SEC and of the Depositary Trust Clearing Company “DTCC”, and the National Securities Clearing Corporation “NSCC”. It is expected that these regulations will undergo substantial changes, from time to time, which could require additional capital as settlement operations move to T+1 (one day after the settlement date) and T+0 settlement in the future. Without the required capital at any time, Public Ventures will not be able to operate its business.

Settlement bank services are difficult to arrange, without which Public Ventures will not be able to operate a clearing business.

There are only a limited number of banks currently offering settlement services to clearing firms. Public Ventures could be unable to continue providing clearing services if it is unable to maintain a settlement bank arrangement, or if its current settlement bank decides to exit this business.

Hiring and organizing personnel for the clearing operations.

To be able to operate its self-clearing activities, Public Ventures must hire and retain the human talent capable of handling the operational activities and fulfilling the compliance requirements of the business. Trading and settlement and compliance personnel are necessary to manage the operations. Further expertise in financial matters and obligations for self-clearing are also required. Although it has following a conservative approach to launching the business and onboarding clients to cause less stress on the organization, the firm’s ability to perform going forward nonetheless depends on successfully recruiting, training and retaining new personnel. As part of these recruitment and retention efforts, the firm must ensure that it can maintain an adequate supervising and leadership structure capable of supporting the successful development of its business model.

Where permitted by regulation, Public Ventures will use an overseas out-source provider for some of the self-clearing operation activities although political and social instability and the threat of sanctions by countries, including the United States, may disrupt or hinder the delivery of such services and result in increased costs.

We have a contract with a Nicaraguan company to provide, on an out-sourced, as requested basis, certain back-office services that support our broker dealer activities and patent related services and other requirements. We plan to expand and use this service facility, where permitted, for certain aspects of the self-clearing operations that Public Ventures engages in. We believe that these operations provide a competitive advantage to the Company and facilitate developing this new business in an efficient and profitable manner, as human resources and technological infrastructure in Nicaragua allows local companies to provide quality service at the level expected by US clients at a fraction of the cost. Any disruption to social and political stability in Nicaragua could affect the contractor’s capacity to achieve its goals. The current political environment in Nicaragua is unsettled due to a political crisis that erupted in 2018, which has yet to be resolved. Continued or escalated political instability and the possibility of sanctions from other countries, including the United States, could disrupt local business and may hinder or disrupt the delivery of services to our United States operations. The United States has several Executive Orders in force which impose sanctions regarding immigration of certain groups of persons and imposing wider sanctions in respect of certain trading activities. We constantly monitor the situation and have a business continuity strategy in place to assure consistent operations and activities in the United States. To the extent we are prohibited from contracting with entities in Nicaragua, our expenses may increase, and there may be disruption in our workforce that will have to be replaced.

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

We do not have key-man insurance.

We currently do not maintain, nor do we have plans to obtain, key-man insurance for our principal officers. Our business is highly dependent on the continued services of these individuals. The loss of any of their contributions could have a material adverse effect on our operations. Without the financial support typically provided by such insurance to recruit and transition new leadership, we may face challenges in maintaining business continuity and strategic direction.

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

The United States stock markets recently have experienced price and volume fluctuations due to many factors, including federal government policies, inflationary pressures, changing interest rates, and the conflict in Ukraine.

The stock market has recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, with the financial service and technology sectors more volatile than others. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as federal government policies, inflation, the prospect of a recession, and interest rate changes may negatively impact the market price of our Class A Common Shares. These fluctuations may be even more pronounced in the trading market for our Class A Common Shares shortly following the listing of our Class A Common Shares on the Nasdaq Capital Market as a result of the supply and demand forces described above. If the market price of our Class A Common Shares after our listing does not exceed the opening public price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

We have not had any reportable cybersecurity breaches, including what we may perceive or recognize as cybersecurity incidents or credible threats during the fiscal year ended December 31, 2024. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack and an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients financial and other data could be taken and used against us to damage our reputation or cause harm to our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

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

We believe that our leased spaces is at local market rates, and there is sufficient space available to permit the specific operations to obtain additional or other space if and when required. We do not believe that if there is additional space or other space required, that the cost will be prohibitive.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our customers and regulatory review which may result in various kinds of penalties, such as censures and monetary fines. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Equity

Our Class A Common Shares currently are quoted on Nasdaq under the symbol “MDBH”.

As of March 31, 2025, we had approximately 87 shareholders of record of the Class A Common Shares and we believe over 4,200 shareholders who hold their Class A Common Shares in street name. In addition, we have a second class of equity, the Class B Common Shares, that are held by two persons, and do not trade on any public market.

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

The Company generally expects to receive income in the form of dividends from its equity investments in some partner companies and capital proceeds from the sale of partner companies or their securities from others, with all such partner companies expected to be treated as corporations for U.S. federal tax purposes.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding awards		Weighted-average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans
2022 Equity Incentive Award Plan, approved by security holders*	4,995,000	**	$0.00	$1,587,658
Equity award plans not approved by security holders	-		-	-
Total	4,995,000	**	$0.00	1,587,658

* The 2022 Equity Incentive Award Plan provides for awards for up to 6,000,000 shares of Class A shares, plus 25% of outstanding Class A shares at any time. As of December 31, 2024, there are a total of 6,582,658 Class A shares available for issuance, after the issuance of 655,000 shares on October 20, 2024.

** Represents Restricted Stock Unit awards which do not require payment of an exercise price.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MDB Capital Holdings, LLC (the “Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), and has one majority-owned partner company MDB Minnesota One, Inc. (“MDB Minnesota One”) and one minority owned company eXoZymes Technologies, Inc., formerly known as Invizyne Technologies, Inc., (“eXoZymes”), that was majority owned and is consolidated up to until November 14, 2024, when eXoZymes issued securities in its IPO and no longer majority owned by MDB. eXoZymes is no longer consolidated into the financial statements of MDB.

MDB Management is principally an “administrative” entity whose purpose is to conduct, and wherever possible, to consolidate shared services/resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA and the Texas State Securities Board. Public Ventures is managed by Christopher A. Marlett, who is also a founder of MDB. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures. Public Ventures also operates as a self-clearing broker dealer, and began carrying accounts for customers in January 2024

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’ due diligence functions on the intellectual property of partner and prospective partner companies and creates an intellectual property roadmap for such partner companies.

Minnesota One is a majority owned subsidiary and was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo.

eXoZymes, formerly known as Invizyne, was formed with the objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes is a biology technology development company that is a minority-owned subsidiary as of the date of the financial statements included in this annual report. Invizyne’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature. eXoZymes was majority owned by MDB Capital Holdings, up until November 14, 2024.

On November 14, 2024, eXoZymes completed its initial public offering (IPO), in which it sold common stock, reducing MDB Capital Holdings’ ownership interest from approximately 60% to 47%. As a result, effective November 14, 2024, eXoZymes became a minority owned company and is now accounted for under the equity method of accounting. As noted below, we recognized a gain of $39,307,217 on the date of deconsolidation.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: a broker dealer & intellectual property service and technology development.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized (loss) gain on investment securities, net (from our licensed broker dealer)	$(274,835)	$1,503,649	$(1,778,484)	(118.3)%
Realized gain (loss) on investment securities (from our licensed broker dealer)	-	8	(8)	(100.0)%
Fee income (from our licensed broker dealer)	2,220,620	4,233,120	(2,012,500)	(47.5)%
Impairment of investment securities	(200,000)	(50,000)	(150,000)	(300.0)%
Other operating income	411,488	308,250	103,238	33.5%
Total operating income, net	2,157,273	5,995,027	3,837,754	(64.0)%

Operating costs:
General and administrative costs:
Compensation	20,056,796	8,627,022	11,429,774	132.5%
Operating expense, related party	1,485,822	1,123,401	362,421	32.3%
Professional fees	3,112,050	1,695,017	1,417,033	83.6%
Information technology	922,175	602,393	319,782	53.1%
Clearing and other charges	1,136,662	389,963	746,699	191.5%
General and administrative-other	2,608,107	1,532,197	1,075,910	70.2%
Total general and administrative costs	29,321,612	13,969,993	15,351,619	109.9%
Research and development costs	1,467,871	528,178	939,693	177.9%
Total operating costs	30,789,483	14,498,171	16,291,312	112.4%
Net operating loss	(28,632,210)	(8,503,144)	(20,129,066)	(236.7)%
Other income and (expense):
Miscellaneous income	112,000	-	112,000	100.0%
Interest expense	(71,629)	-	(71,629)	(100.0)%
Interest income (from U.S. Treasury Bills)	1,179,318	919,345	259,973	28.3%
Gain related to dilution events	129,339	-	129,339	100.0%
Gain on deconsolidation of subsidiary	39,307,217	-	39,307,217	100.0%
Income (loss) before income taxes	12,024,035	(7,583,799)	19,607,834	258.5%
Income taxes	2,143	127,918	(125,775)	(98.3)%
Net income (loss) before equity method investee	12,021,892	(7,711,717)	19,733,609	255.9%
Equity in loss of equity method investee	(419,670)	-	(419,670)	(100.0)%
Net income (loss)	11,602,222	(7,711,717)	19,313,939	250.4%
Less net loss attributable to non-controlling interests	(89,869)	(742,900)	653,031	87.9%
Net income (loss) attributable to MDB Capital Holdings, LLC	$11,692,091	$(6,968,817)	$18,660,908	267.8%

Operating Income. For the years ended December 31, 2024 and 2023, respectively, operating income were derived primarily from the Company’s broker dealer and intellectual property service segment.

For the year ended December 31, 2024, operating income was generated from the Company’s fee from two investment banking transactions in the broker-dealer and patent related intellectual property services. The decrease compared to the prior year is attributable to reduced investment banking activity, as the Company executed significantly larger transactions in the previous year. For the year ended December 31, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received as compensation for investment banking services in the second quarter of 2023 in the broker-dealer and intellectual property service segment.

General and Administrative Costs. During the year ended December 31, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the increase in compensation expense was due to the recognition of restricted stock units, as well as the ongoing recruitment of additional employees in the latter half of 2023, specifically within the technology segment, to support expected operational growth.
●	Related Party Operating Expenses and Professional Fees: The rise in related party operating expenses was due to outsourcing support services in implementation of self-clearing operations within the broker-dealer and intellectual property service segments for 2024.
●	Professional Fees: Professional fees saw an increase from previous periods, driven by higher costs in legal, tax, audit, and consulting services. This rise in expenses was primarily linked to the audit fees, tax return and K-1 preparation associated with fiscal year 2023 reporting, along with initiation of the self-clearing operations.
●	Information Technology Costs: Information technology costs saw an increase from previous periods, driven by higher costs associated with the initiation of the self-clearing operations, as well as increased cloud computing costs.
●	Clearing and Other Charges: Clearing and other charges fluctuate with broker dealer activity, generally correlating to fee income. An increase in fee income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 resulted in a corresponding increase in fee expense for the current fiscal year.
●	Other General and Administrative Costs: The primary driver of the increase in other general and administrative costs was the issuance of restricted stock units to the board of directors, as well as higher rent expenses in the technology segment compared to the previous period.

Research and Development Costs. For the years ended December 31, 2024 and 2023, respectively, the research and development costs derived from the Company’s technology segment.

The increase in research and development costs for the period was partially offset by increased grant funding. For the year ended December 31, 2024, there was an increase in research and development costs due to a decrease of grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Other Income. For the year ended December 31, 2024, the increase is primarily from the unrealized gain on deconsolidation of a subsidiary, eXoZymes, completed in the fourth quarter of 2024.

Income Taxes. For the year ended December 31, 2024, the decrease in income taxes was a direct result of the reduction in fee income as compared to the year ended, December 31, 2023.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Years Ended December 31, 2024 and 2023

	2024	2023	$ Change	% Change
Operating income:
Unrealized (loss) gain on investment securities, net (from our licensed broker dealer)	$(274,835)	$1,503,649	$(1,778,484)	(118.3)%
Realized gain (loss) on investment securities (from our licensed broker dealer)	-	8	(8)	100.0%
Fee income (from our licensed broker dealer)	2,220,620	4,233,120	(2,012,500)	(47.5)%
Impairment of investment securities	(200,000)	(50,000)	(150,000)	(300.0)%
Other operating income	411,488	237,481	174,007	73.3%
Total operating income, net	2,157,273	5,924,258	(3,766,985)	(63.6)%

Operating costs:
General and administrative costs:
Compensation	3,225,503	2,830,702	394,801	13.9%
Operating expense, related party	1,301,167	904,004	397,163	43.9%
Professional fees	820,082	440,123	379,959	86.3%
Information technology	805,134	491,352	313,782	63.9%
Clearing and other charges	1,136,662	389,963	746,699	191.5%
General and administrative-other	806,269	365,158	512,503	120.8%
Total General and administrative costs	8,094,817	5,421,302	2,673,515	49.3%
Research and development costs	-	-	-	-
Total operating costs	8,094,817	5,421,302	2,673,515	49.3%
Net operating (loss) income	(5,937,544)	502,956	(6,240,500)	(1,280.5)%
Other income and expense:
Miscellaneous income	112,000	-	112,000	100.0%
Interest income	464,558	115,604	348,954	301.9%
Interest expense	(779,004)	(123,382)	(655,622)	(531.4)%
(Loss) income before income taxes	(6,139,990)	495,178	(6,635,168)	(1,340.0)%
Income taxes	-	22,091	(22,091)	(100.0)%
Net (loss) income	(6,139,990)	473,087	(6,613,077)	(1,397.9)%
Less net (loss) income attributable to non-controlling interests	-	-	-	-
Net (loss) income attributable to controlling interests	$(6,139,990)	$473,087	$(6,613,077)	(1,397.9)%

Operating Income. For the year ended December 31, 2024, operating income was generated from the Company’s fee income and unrealized gains related to operating income that was generated from fees earned from the broker-dealer’s investment banking activities and patent related intellectual property services. The decrease compared to the prior year is attributable to reduced investment banking activity, as the Company executed significantly larger transactions in the previous year. For the year ended December 31, 2023, operating income was generated from the Company’s fee income and unrealized gains related to warrants received as fees for investment banking activity in the second quarter of 2023 in the broker-dealer, and fees earned at the intellectual property service segment.

General and Administrative Costs. During the years ended December 31, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense was driven by an increase in salaries in early 2024.
●	Related Party Operating Expenses: There was a slight decline in related party operating expenses due to reallocation of outsourcing support to other parts of the business.
●	Professional Fees: There was an increase in professional fees compared to the previous periods, primarily due to increased consulting, legal, and tax. Furthermore, there was an increase in consulting fees associated with the implementation of self-clearing operations.
●	Information Technology Costs: Information technology costs for the year ended December 31, 2024 saw an increase from the year ended December 31, 2023, driven by higher costs with the initiation of self-clearing operations and increased cloud computing costs.
●	Clearing and Other Charges: Clearing and other charges fluctuate with broker dealer activity, generally correlating to fee income. An increase in fee income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 resulted in a corresponding increase in fee income for the fiscal year.
●	Other General and Administrative Costs: The rise in other general and administrative costs was due to higher expenses in advertising and promotions, increased spending on travel and conferences, as well as rent allocation to the broker-dealer.

Other Income. For the year ended December 31, 2024, the increase in interest expense compared to the prior year is primarily due to inter-company subordinated loans for the broker-dealer, which are eliminated for consolidation purposes. Additionally, interest income increased as a result of the broker-dealer maintaining higher balances in high-yield money market accounts.

Income Taxes. For the year ended December 31, 2024, the decrease in income taxes was a direct result of the reduction in taxable grant income as compared to the year ended, December 31, 2023.

Technology Segment (MDB Minnesota One and eXoZymes, formerly known as Invizyne) Results of Operations for the Years Ended December 31, 2024 and 2023. The results for eXoZymes are presented through November 14, 2024, which represents the date of deconsolidation from our financial statements.

	2024	2023	$ Change	% Change
Total operating income, net	$-	$70,769	$(70,769)	(100.0)%

Operating costs:
General and administrative costs:
Compensation	2,061,580	596,174	1,465,406	245.8%
Professional fees	1,206,231	436,339	769,892	176.4%
Information technology	33,927	21,803	12,124	55.6%
General and administrative-other	133,472	284,494	(151,022)	(53.1)%
Total general and administrative costs	3,435,210	1,338,810	2,096,400	156.6%
Research and development costs	1,467,871	528,178	939,693	177.9%
Total operating costs	4,903,081	1,866,988	3,036,093	162.6%
Net operating loss	(4,903,081)	(1,796,219)	(3,106,862)	(173.0)%
Other income:
Change in fair value of SAFE	-	(200,000)	200,000	100.0%
Interest income	-	100	(100)	(100.0)%
Loss before income taxes	(4,903,081)	(1,996,119)	(2,906,962)	(145.6)%
Income taxes	-	105,827	(105,827)	(100.0)%
Net loss	(4,903,081)	(2,101,946)	(2,801,135)	(133.3)%
Less net loss attributable to non-controlling interests	(89,869)	(742,900)	653,031	87.9%
Net loss attributable to controlling interests	$(4,813,212)	$(1,359,046)	$(3,454,166)	(254.2)%

Operating Income. For the year ended December 31, 2023, operating income was generated from one feasibility study conducted.

General and Administrative Costs. During the years ended December 31, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense stemmed from the recruitment of additional administrative staff, who are not research and development related and therefore not covered by grants, in the latter half of 2023.
●	Professional Fees: The increase in professional fees compared to previous periods was due to higher legal, tax, audit, and consulting costs associated with completing year-end financial audits and preparing for the initial public offering.
●	Information Technology Costs: The increase in information technology costs were due to the increase of personnel and hardware and software needs to support new personnel.
●	Other General and Administrative Costs: There was a slight decrease in other general and administrative costs due to cost savings measures.

Research and Development Costs. The increase in research and development costs for the current period was partially offset by increased grant funding. For the year ended December 31, 2024, there was an increase in research and development costs due to a decrease of grant funding. It is important to note that the upswing in grant funding was not linked to any specific event and is expected to fluctuate throughout the year.

Change in fair value of the SAFE. The technology division received a SAFE (Simple Agreement for Future Equity) from the parent company as operating capital prior to the initial public offering. Because the SAFE originates from the parent company, it is removed during the consolidation process. The SAFE was converted on November 14, 2024, into shares of common stock of eXoZymes.

Income Taxes. The technology segment is a corporation for federal and state income tax purposes, The technology segment recognized an income tax expense related to taxable grant income of approximately $105,827 for the year ended December 31, 2023.

Consolidated Balance Sheets December 31, 2024 and 2023

	December 31, 2024	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$20,437,492	$6,109,806	$14,327,686	234.5%
Cash segregated in compliance with regulations	843,741	1,247,881	(404,140)	(32.4)%
Grants receivable	-	882,319	(882,319)	(100.0)%
Receivables to related party	63,759	-	63,759	100.0%
Clearing deposits	1,737,771	260,000	1,477,771	568.4%
Prepaid expenses and other current assets	513,249	523,788	(10,539)	(2.0)%
Investment securities, at amortized cost (U.S. Treasury Bills)	-	24,658,611	(24,658,611)	(100.0)%
Investment securities, at fair value (held by our licensed broker dealer) (Notes 1 and 2)	5,858,336	5,771,634	86,702	1.5%
Equity method investment	41,763,568	-	41,763,568	100.0%
Investment securities, at cost less impairment	-	200,000	(200,000)	(100.0)%
Deferred offering cost	-	69,303	(69,303)	(100.0)%
Deferred costs related to deferred revenue	26,638	75,328	(48,690)	(64.6)%
Property and equipment, net	90,491	866,490	(775,999)	(89.6)%
Operating lease right-of-use asset, net	641,354	2,320,119	(1,678,765)	(72.4)%
Total assets	$71,976,399	$42,985,279	$28,991,120	67.4%

LIABILITIES AND EQUITY
Accounts payable	$323,926	$578,214	$(254,289)	(44.0)%
Accrued expenses	72,188	1,105,078	(1,032,890)	(93.5)%
Payables to non-customers	41	1,405,293	(1,405,252)	(100.0)%
Payables to customers	772,565	-	772,565	100.0%
Payables to related party	22,842	-	22,842	100.0%
Deferred grant reimbursement	-	140,703	(140,703)	(100.0)%
Deferred revenue	-	20,000	(20,000)	(100.0%)
Operating lease liability	711,503	2,415,889	(1,704,386)	(70.5)%
Total liabilities	1,903,065	5,665,177	(3,762,112)	(66.4)%
Equity:
Paid-in-capital	68,720,930	49,405,779	19,315,151	39.1%
Accumulated income (deficit)	1,442,075	(12,092,927)	13,535,002	111.9%
Total MDB Capital Holdings, LLC Members’ equity	70,163,005	37,312,852	32,850,153	88.0%
Non-controlling interest	(89,671)	7,250	(96,921)	(1,336.8)%
Total equity	70,073,334	37,320,102	32,753,232	87.8%
Total liabilities and equity	$71,976,399	$42,985,279	$28,991,120	67.4%

Financial Condition: Overall, the majority of each of the decreases in assets are all directly tied to the deconsolidation of eXoZymes, formerly known as Invizyne, on November 14, 2024, when eXoZymes completed its IPO of common stock diluting the MDB ownership to approximately 47%. The increase in cash and cash equivalents was due to the transfer of U.S Treasury bills to cash and was offset by cash utilization for operational activities during the period. The rise in cash segregated in compliance with regulations stemmed from customer deposits. The decline in investment securities at amortized cost occurred because U.S. Treasury bills were sold and moved to high-yield money-market accounts, with the underlining investment in U.S Treasury bills, which allows the Company to provide liquidity for operating expenses. The decrease in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period, held by the broker dealer. Clearing deposits increased due to the launch of the self-clearing operations. Prepaid expenses remained stable compared to the previous period. The decrease in grants receivable, property plant and equipment, and operating lease of right to use asset are all directly tied to the deconsolidation of eXoZymes. Finally, the deferred offering costs were associated with expenses related to eXoZymes IPO that was completed on November 14, 2024.

The decrease in accounts payable, accrued expenses, and operating lease liabilities are all directly tied to the deconsolidation of eXoZymes, formerly known as Invizyne, on November 14, 2024. Additionally, the rise in payables to customers stemmed from increased activity in the self-clearing operations of the broker-dealer. Furthermore, the payables non-customers is movement by those non-customers from cash to securities as part of self-clearing operations.

The equity increase was primarily driven by the deconsolidation in the equity investment of eXoZymes.

The decrease in non-controlling interest was a result of the deconsolidation of eXoZymes, formerly known as Invizyne.

Liquidity and Capital Resources – December 31, 2024

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(9,037,746)	$(7,125,622)
Net cash provided by (used in) investing activities	22,891,989	(8,233,306)
Net cash provided by financing activities	69,303	17,763,991
Net increase in cash and cash equivalents	$13,923,546	$2,405,063

At December 31, 2024, the Company had working capital of $19,822,938, as compared to working capital of $28,925,236 at December 31, 2023, reflecting a decrease in working capital of $9,102,398 for the year ended December 31, 2023. The decrease in working capital during the year ended December 31, 2024 was primarily the result of the expenditures to fund the Company’s operating expenses. At December 31, 2024, the Company had cash of $21,281,233, of which $843,741 was cash segregated in compliance with regulations that are not to fund its operations.

Operating Activities. For the year ended December 31, 2024, operating activities used cash of $9,037,746. The main driver for the increase in net income compared to the prior year was primarily driven by the gain of the deconsolidation of eXoZymes (formerly Invizyne), which was offset by stock-based compensation expense. Additional cash outflows resulted from the accretion of U.S. Treasury Bills held at amortized cost and the acquisition of investment securities. The deconsolidation also led to a decrease in accounts payable and grants receivable related to eXoZymes. These impacts were offset by increases in clearing deposits and customer payables, attributable to the launch of self-clearing operations. There was also a decrease in accrued expenses due to bonus payments made in Q1 2024, along with a reduction in payables to non-customers

For the year ended December 31, 2023, operating activities utilized cash of $7,125,622, the overall decline in cash remained consistent across the period. Despite a reduction in net loss compared to the previous period, there was a rise in fee income received in the form of warrants instead of cash. Additionally, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities, funded by cash received as part of an investment banking deal.

However, this decrease in cash was partly offset by an increase in accrued expenses, deferred revenue, and proceeds from the sale of investment securities by the broker dealer. The rise in accrued expenses to self-clearing operations and bonuses paid in the first quarter of 2024.

Investing Activities. For the year ended December 31, 2024, the increase in cash flows from investing activities was primarily attributable to the proceeds from the sale and maturity of U.S. Treasury Bills and purchases of investment securities. These inflows were partially offset by the reinvestment of proceeds into new U.S. Treasury Bills, transfers of cash to support operating activities, and investments in money market funds.

For the year ended December 31, 2023, the decrease in investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities.

Financing Activities. For the year ended December 31, 2024, financing activities consisted of deferred IPO costs being recognized.

For the year ended December 31, 2023 financing activities consisted of the receipt of net proceeds of $17,763,991 from MDB’s initial public offering.

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

Revenue recognition – Investment Banking and Warrants Valuation

The Company receives income from underwriting fees. As an underwriter, the Company assists clients to raise capital via the placement of various types of investment securities of private and publicly traded company issuers. Underwriting fees are primarily based on the issuance price and quantity of the underlying instruments and are recognized as revenue typically upon execution of the client’s transaction. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions. If the Company did have any contract assets or liabilities related to these revenues it would be recorded on the consolidated balance sheets.

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

Valuation Allowance for Net Deferred Tax Asset

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2024 and 2023, eXoZymes, formerly known as Invizyne, Public Ventures, PatentVest, MDB Minnesota One, and MDB CG Management have established a full valuation allowance against all net deferred tax assets.

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

Accounting for Research Grants

The Company have and will develop partner companies that receives grant reimbursements, which are netted against research and development expenses in the consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion considered a deferred liability and are included in accounts payable and accrued expenses in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of December 31, 2024 and 2023 and expected to be received from funding sources in the subsequent year. Management considers such receivables at December 31, 2024 and 2023, to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying consolidated financial statements.

Research grants received from organizations are subject to the contract agreement as to how our partner companies, conducts its research activities, and our partner companies is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Our partner companies is permitted to draw down (a process of submitting expenses for reimbursement) the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statement of operations.

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

The fair value of share options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the expected life of the stock option, the exercise price of the share option as compared to the fair market value of the common shares on the grant date, and the estimated volatility of the common shares. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The estimated volatility is based on the implied volatility by using comparable companies of the Company’s common shares, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common shares is determined by reference to the quoted market price of the Company’s common shares on the grant date. The expected dividend yield is based on the Company’s expectation of dividend payouts and is assumed to be zero. The fair value of performance based restricted stock units was determined by using an independent valuation expert.

Summary of Business Activities and Plans

On September 20, 2023, the Company completed an initial public offering (IPO), which consisted of the sale of 1,666,666 shares of Class A Common Shares at $12.00 per share, for gross proceeds of $19,999,992 that have been used for operations and funding its partner companies, as well as identifying and developing new partner companies.

On November 14, 2024, eXoZymes, formerly known as Invizyne, previously a corporate subsidiary of the Company, completed its initial public offering (“IPO”), reducing MDB’s ownership interest to 47%. As a result, the Company no longer consolidates eXoZymes Inc for financial reporting purposes and now accounts for its investment using the equity method under ASC 323. For federal income tax purposes, MDB is treated as a partnership and is not subject to entity-level taxation. As a result, no deferred tax assets (“DTAs”) or deferred tax liabilities (“DTLs”) are recognized at the partnership level for differences between the book and tax basis of the equity method investment. Any tax consequences related to book-tax basis differences will be recognized at the partner level upon disposition of the investment or other taxable events.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At December 31, 2024 and 2023, Public Ventures had net capital of $10,736,754 and $7,331,449, respectively, which was $10,486,754 and $7,081,449 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

During the year ended December 31, 2024, the Company entered into a subordinated loan agreement with its Parent company for $7,300,000. This amount, together with existing subordinated loans totaling $5,900,000 and $775,757 of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness.

The Company’s ratio of aggregate indebtedness of $6,535,922 to net capital was 0.61 to 1 compared to the maximum 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of aggregate customer debits, which was $0 at December 31, 2024.

To comply with to DTC membership requirements, the Company has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing brokers may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at December 31, 2024 and 2023, have subsequently settled with no resulting material liability to Public Ventures. For the years ended December 31, 2024 and 2023, Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of December 31, 2024 and 2023.

MDB Minnesota One

On July 1, 2024, MDB Minnesota One (“M1”) entered into a Patent and Know-How License Agreement (the “License Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain patent rights and associated technology pursuant to which M1 intends to develop a small molecule senescence platform. The License Agreement grants M1 rights to develop and commercialize Mayo’s patented technology and know-how for all fields of use on a worldwide basis. Under the terms of the License Agreement, M1 holds an exclusive license of patent rights and a non-exclusive license for the associated technology to make, have made, use, offer for sale, sell, and import licensed products and derivatives.

As part of initial consideration for the License Agreement, M1 issued 1,980,000 shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150,000 as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At December 31, 2024 there were no accrued royalties recorded.

Under the License Agreement, M1 is required to achieve certain development milestones within designated time periods. For select development milestones, as listed below, M1 will be required to make a payment to Mayo, also as noted below:

●	A payment of $250,000 for Phase II clinical trial initiation, for the first instance of a licensed product.
●	A payment of $1.5 million for Phase III clinical trial initiation, for the first instance of a licensed product.
●	A payment of $2 million for FDA New Drug Application (NDA) acceptance, for the first instance of a licensed product.
●	A payment of $5 million for NDA approval, for each instance of a licensed product.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitation on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024 because of the material weakness described below

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the preparation of our consolidated financial statements, both we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting as of December 31, 2024. This weakness related to the proper identification and accounting treatment of the deconsolidation of eXoZymes. Specifically, the Company lacked sufficient controls to evaluate whether the consolidation or deconsolidation of eXoZymes was appropriate under U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Remediation

Management is committed to strengthening its internal control over financial reporting and addressing the material weakness related to the identification and treatment of complex accounting matters. To remediate this deficiency, management has developed and initiated a remediation plan designed to enhance the Company’s ability to recognize and appropriately evaluate complex transactions. Key elements of the plan include: (a) implementing formalized policies and procedures for identifying and assessing complex accounting scenarios during each reporting period; (b) establishing a review framework that includes oversight by senior management to ensure such assessments are accurate, complete, and properly documented; and (c) engaging in discussions with the Audit Committee regarding complex or judgmental accounting matters and, when necessary, consulting with external accounting experts to ensure compliance with U.S. GAAP.

We believe that the foregoing measures will remediate the identified material weakness, although management is continuing to assess the need for any additional steps to remediate the underlying causes that gave rise to the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time. There is no assurance that additional remedial steps will not be necessary. We anticipate the remediation of the material weakness will be fully implemented and validated by the end of the second quarter of 2025. Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2024 were not effective, as described above with respect to proper identification and accounting treatment of the deconsolidation of eXoZymes, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the years then ended, in conformity with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules from the SEC that permit us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After a thorough evaluation led by our Chief Financial Officer, based on the COSO 2013 framework, we identified material weaknesses in our internal controls in our current year, as of December 31, 2024. This included the proper identification and accounting treatment of the deconsolidation of eXoZymes.

These issues will addressed in 2nd of quarter of 2025. We are committed to continuously improving our internal control over financial reporting and will implement further enhancements as necessary and financially viable.

This Annual Report on Form 10-K does not include an attestation from our public accounting firm regarding internal control over financial reporting, following SEC rules that allow us to present only management’s report

Changes in Internal Control over Financial Reporting

The material weakness in our internal control framework, identified during the fiscal year ended December 31, 2024, has not been fully remediated and corrected.

The Company remains steadfast in our commitment to maintaining robust internal controls and financial reporting processes. We believe that the future corrective actions not only address the previously identified issues but also strengthen our overall financial governance, positioning us for sustainable growth and success.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Position
Christopher Marlett	60	Chief Executive Officer, Chairman of Board and Director
Anthony DiGiandomenico	58	Head of New Venture Discovery, and Director
George Brandon	65	President, and Director
Mo Hayat	50	Head of Corporate Development & Chief Legal Officer, and Director
Jeremy James	47	Chief Financial Officer
Susanne Meline	57	Director
Mathew Hayden	53	Director
Daniel Torpey	60	Director
Sean Magennis	60	Director

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

Anthony DiGiandomenico. Anthony DiGiandomenico has been the Head of New Venture Discovery and director since the inception of the Company on August 10. 2021. He has also served on the board of directors of ENDRA Life Sciences Inc. (Nasdaq: NDRA), a developer of enhanced ultrasound technology, from July 2013 until present, the board of directors of Provention Bio, Inc., a developer of multiple drug therapies, from January 2017 until May 2020 and the board of directors of Cue Biopharma, Inc., that develops novel biologic drugs for the selective modulation of the human immune system to treat a broad range of cancers and autoimmune disorders from January 2016 to October 2019. Since he co-founded Public Ventures (formerly known as MDB Capital Group, LLC) in 1997, Mr. DiGiandomenico has been enabling investment into early-stage disruptive technologies. He has worked alongside a wide range of companies in biotechnology, medical devices, high technology, and renewable energy spaces. Mr. DiGiandomenico holds an MBA from the Haas School of Business at the University of California, Berkeley and a BS in Finance from the University of Colorado. Mr. DiGiandomenico’s financial expertise, general business acumen and significant executive leadership experience position him well to make valuable contributions to our board of directors.

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

Mohammad “Mo” Hayat. Mo Hayat has served as the Head of Corporate Development and Chief Legal Officer of the Company since May 2024, Chief of Entrepreneurship & Operations of the Company since its inception on August 10, 2021 to May 2024, and as a director of the Company since January 14, 2022. Mr. Hayat has also served as the Chief Executive Officer of Invizyne Technologies Inc (currently eXoZymes Inc) since its inception in April 2019 to August 2022, the role of President from August 2022 to February 2025, and in the role of Executive Chairman of Invizyne Technologies Inc (currently eXoZymes Inc) from inception in April 2019 to February 2025. Mr. Hayat founded and has operated Mora Partners Inc., a consulting and investment firm since September 2006. Notable prior experiences for Mr. Hayat include serving as an Associate at Latham and Watkins from 2001 to 2006, as Partner at Raines Law Group from 2006 to 2009, as EVP of Business Development at Fulham Company Ltd from 2009 to 2015, and as Associate General Counsel Corporate, M&A, and Venture Capital at Hewlett Packard Enterprise from 2015 to 2017. Mr. Hayat also served on the board of directors of Fulham Company Ltd. from January 2019 to August 2022. Mr. Hayat received his Juris Doctorate in 2001 from UC Berkeley School of Law and a Bachelor of Science in Biological Chemistry in 1997 from Pepperdine University.

Jeremy James. Jeremy James has been the Chief Financial Officer of the Company since May 2024, before that he served as the Chief Accounting Officer of the Company from June 2022 to May 2024. From December 2020 to June 2022, Mr. James served as Vice President/Controller of Cottonwood Financial. From November 2016 to September 2020, Mr. James served as the Director of Revenue of Orthofix. From January 2012 to November 2016, Mr. James served as a Senior Manager in the consulting practice of Ernst and Young. From May 1999 to January 2012, Mr. James served as a Manager with CBIZ/Mayer Hoffman McCann, an audit and tax firm. Mr. James received a Bachelor of Science degree in Accounting from Azusa Pacific University. Mr. James is a Certified Public Accountant licensed in the states of Texas and California.

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

Daniel “Dan” Torpey. Daniel “Dan” Torpey has served as an independent director of the Company since June 17, 2024. Mr. Torpey retired as an Assurance partner from Ernst & Young LLP after a 25-year career where he was a member of the Audit and Forensic and Integrity practices where he held various leadership positions. He is a qualified financial expert pursuant to the rules of the Securities and Exchange Commission, NYSE and NASDAQ and serves as the Chairperson of the Audit Committee for the Company. Mr. Torpey is a Certified Public Accountant licensed in the state of New York and Texas and is a Certified Director of the National Association of Corporate Directors (NACD). Prior to Ernst & Young LLP, he was a partner at Arthur Anderson LLP from July 2001 – May 2002, and a partner and held various other titles at PricewaterhouseCoopers (and its predecessor firm Coopers & Lybrand) from 1992 – 2001. Mr. Torpey served as an auditor in EY’s audit practice from 1989 – 1992. Mr. Torpey served as a staff and senior accountant at Matson Driscoll & Damico, LLP. from 1986-1989. Mr. Torpey’s experience allows him to add auditing, accounting, technology and analytics, governance and leadership expertise to the Company. Mr. Torpey received his Bachelor of Science in Accountancy from St. John’s University, Jamaica, New York.

Board Composition/Committees

Our board of directors currently consists of eight persons. Under our operating agreement the board of directors may establish the number of persons serving on the board of directors from time to time by resolution, up to a maximum of 12 persons. Four of our directors, Susanne Meline, Daniel Torpey, Matthew Hayden, and Sean Magennis are independent within the meaning of Nasdaq’s rules. Susanne Meline and Daniel Torpey are “financial experts” as that term is defined in SEC regulations.

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

Audit Committee.

We have established an audit committee. The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board of directors in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter. The audit committee also reviews and approves all transactions with affiliated parties. Our board of directors has adopted a written charter for the audit committee, which is available on our website.

The members of the Audit Committee are Susanne Meline, Matt Hayden, Dan Torpey and Sean Magennis, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Rule5605(c)(2) of the Nasdaq Marketplace Rules. Mr. Torpey serves as the chairman of the audit committee. Mr. Torpey is a “financial expert” as that term is defined in SEC regulations.

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

Based solely on our review of the copies of reports furnished to us, we believe that during the fiscal year ended December 31, 2024, all executive officers, directors and greater than 10% beneficial owners of our Class A and Class B Common Shares complied with the reporting requirements of Section 16(a) of the Exchange Act.

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

Director Compensation

The following table sets forth the compensation earned by or awarded or paid in 2024 and 2023 to the individuals who served as our independent directors during such period.

Name	Year	Fee	Bonus	Shares	Options Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Susanne Meline	2023	$50,000	-	-	-	-	-	-	$50,000
Susanne Meline	2024	$50,000	-	$136,200	-	-	-	-	$186,200
Matthew Hayden	2023	$50,000	-	-	-	-	-	-	$50,000
Matthew Hayden	2024	$50,000	-	$272,400	-	-	-	-	$322,400
Sean Magennis	2023	$50,000	-	-	-	-	-	-	$50,000
Sean Magennis	2024	$50,000	-	$136,200	-	-	-	-	$186,200
Dan Torpey	2024	$50,000	$25,000	-	-	-	-	-	$75,000

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

Item 11. Executive Compensation

Executive Compensation

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer and our next two most highly compensated executive officers in respect of their service to our company during the years ended December 31, 2024, and 2023. The amounts indicated for the year ending December 31, 2024, do not include any amounts that may be awarded in 2025 as bonus compensation. We refer to these individuals as our named executive officers. The compensation information disclosed herein for our three named executive officers is disclosed in accordance with SEC requirements; such disclosure does not include the compensation for our other executive officers. Our named executive officers for the year ended December 31, 2024 and 2023 respectively, are:

Name and Principal Position	Year	Salary	Bonus	Shares	Options Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher Marlett, CEO (1)	2024	$350,000	$-	$340,500	$12,673	$-	$-	$-	$703,173
Mo Hayat, Head of Corporate Development & Chief Legal Officer	2024	$300,000	$-	$681,000	$152,078	$-	$-	$-	$1,133,078
Anthony DiGiandomenico, Head of New Venture Discovery	2024	$300,000	$-	$340,500	$12,673	$-	$-	$-	$653,173

Options Exercisable as of December 31, 2024

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Christopher Marlett, CEO	20,343	-	5,627	$2.44	01/31/2028
Mo Hayat, Head of Corporate Development & Chief Legal Officer	244,115	-	67,521	$2.44	01/31/2028
Anthony DiGiandomenico, Head of New Venture Discovery	20,343	-	5,627	$2.44	01/31/2028

Name and Principal Position	Year	Salary	Bonus	Shares	Options Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher Marlett, CEO (1)	2023	$350,000	$-	$-	$12,650	$-	$-	$-	$362,650
Mo Hayat, Head of Corporate Development & Chief Legal Officer	2023	$300,000	$-	$-	$151,800	$-	$-	$-	$451,800
Anthony DiGiandomenico, Head of New Venture Discovery	2023	$300,000	$-	$-	$12,650	$-	$-	$-	$312,650

Options Exercisable as of December 31, 2023

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Christopher Marlett, CEO	15,149	-	21,642	$2.44	01/31/2028
Mo Hayat, Head of Corporate Development & Chief Legal Officer	129,848	-	181,788	$2.44	01/31/2028
Anthony DiGiandomenico, Head of New Venture Discovery	15,149	-	21,642	$2.44	01/31/2028

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

Mr. Marlett was granted 1,000,000 RSUs for Class A Common Shares which vest over five years of the employment agreement, a portion of the RSUs have a performance condition tied to the vesting, contingent on his continued employment with the Company. On April 15, 2024 Mr. Marlett forfeited 50,000 RSUs, leaving 950,000 RSUs available for vesting.

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

Mo Hayat

The Company, through MDB Management, entered into an employment agreement with Mo Hayat on April 15, 2022. Mr. Hayat currently acts as the Head of Corporate Development & Chief Legal Officer of the Company. Mr. Hayat is paid an initial base annual salary of $300,000, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. Hayat is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. Hayat will generally work in the Los Angeles, California metropolitan area, and he is to be reimbursed for expenses associated with his employment.

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

Jeremy James

The Company, through MDB Management, has employed Mr. Jeremy James on an at-will basis since June 8, 2022. Mr. James currently acts as the Chief Financial Officer of the Company. Mr. James is paid an initial base annual salary of $250,000, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. James is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. James will generally work in the Dallas, Texas metropolitan area, and he is to be reimbursed for expenses associated with his employment.

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

Outstanding Equity Awards Under Plan as of December 31, 2024

MDB has granted restricted stock unit, or RSU, awards to Messrs. Marlett, Hayat and James for an aggregate of 1,930,000 Class A Common Shares, which awards vest as to 20% each year from the date of the person’s employment agreement, so long as the person remains employed by MDB.

MDB has issued RSU awards to certain key persons for an aggregate of 1,850,000 Class A Common Shares, These awards generally vest as to 20% of one-half of the total number of granted RSUs on the thirteenth (13) month anniversary of the listing of the Class A Common Shares on a United States national exchange and then at the rate of 10% of one-half of the total number of RSUs each six months after the date of the initial vesting until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested RSUs will fully vest. The other half of the RSUs will vest at any time after the 13th month anniversary of the listing of the Class A Common Shares on a United States national securities exchange and before the five year anniversary of the date of grant, if and when (y) a Class A Common Share has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2,000,000 Class A Common Shares or more during the 90 consecutive calendar day period, or (z) a Class A Common Shares has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Common Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced by the value of any one or more per share distributions after the date of grant until vested.

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

Applicable percentage ownership in the following table is based on 4,950,632 Class A Common Shares and 5,000,000 Class B Common Shares outstanding as of March 31, 2025. Because the Class A Common Shares and the Class B Common Shares vote together on all matters, we also give the percentage ownership of the combined classes, allocating one vote for each Class A Common Share and five votes for each Class B Common Share.

	Class A		Class B
	Number (1)	Percent of Class (2)	Number (1)	Percent of Class (3)	Percent of Combined Total Voting Power % (4)
Named Executive Officers and Directors
Christopher Marlett (5)	129,933	2.6%	3,755,000	75.1%	63.1%
Anthony DiGiandomenico (5)	80,693	1.6%	1,245,000	24.9%	21.1%
George Brandon (5)	90,000	1.8%	-	-	0.3%
Mo Hayat (5)	100,000	2.0%	-	-	0.3%
Jeremy W. James (6)	13,339	0.3%	-	-	0.0%
Susanne Meline (6)	44,500	0.9%	-	-	0.1%
Matthew Hayden (7)	70,000	1.4%	-	-	0.2%
Sean Magennis (6)	20,000	0.4%	-	-	0.1%
Dan Torpey (8)	7,100	0.1%			0.0%
All executive officers and directors as a group (8 persons) (9)	555,565	11.2%	5,000,000	100.0%	85.3%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 4,950,632 Class A Common Shares issued and outstanding as of March 31, 2025.
(3)	Based on a total of 5,000,000 shares of the Class B Common Shares issued and outstanding as of March 31, 2025.
(4)	Based on a total of 9,950,632 Class A and Class B Common Shares issued and outstanding as of March 31, 2025, with each Class A Common Share entitled to one vote and each Class B Common Share entitled to five votes, representing a total of 29,950,632 votes in respect of shareholder matters presented to the holders of Common Shares.
(5)	Does not include 900,000 restricted share units (RSUs) for the Class A Common Shares vesting through April 2027.
(6)	Does not include 80,000 restricted share units (RSUs) for the Class A Common Shares vesting through April to June of 2027.
(7)	Does not include 60,000 restricted share units (RSUs) for the Class A Common Shares vesting through April to June of 2027.
(8)	Does not include 100,000 restricted share units (RSUs) for the Class A Common Shares vesting through June of 2029.
(9)	Does not include 4,000,000 restricted share units (RSUs) for the Class A Common Shares vesting through April of 2027 through June of 2029.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Marlett and DiGiandomenico own all the Class B Common Shares, each of which has five votes per share and vote together with the Class A Common Shares as a single class on all matters on which a vote of the common shares is required, including the board of directors.

Marlett and DiGiandomenico own MDB Capital S.A., a Nicaraguan entity, that provides services to the Company and its subsidiaries on an out-source, as requested basis. During the years ended December 31, 2024, and 2023, respectively, the Company paid MDB Capital S.A. $1,485,822 and $1,123,401, respectively. MDB Capital Holdings, LLC continues to have a service agreement with MDB Capital S.A.

During the year ended December 31, 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officer serve as a board member. Anthony DiGiandomenico, our Chief of Transactions. For the year ended December 31, 2024, there were no revenue recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $80,995 related to transactions with ENDRA were recognized during the year.

During the year ended December 31, 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with eXoZymes, a company of which the company owns 47% of recongtized revenus of $41,400.

During the year ended December 31, 2024, the Company recorded related party accrued receivables totaling $63,759. This amount includes $41,400 for services performed by Patentvest on behalf of eXoZymes and $22,359 related to taxes paid by the Company on behalf of certain officers, which was reimbursed in full by January 31, 2025. Additionally, the Company recorded accrued expenses of $22,842 payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA, a company for which one of our executive officers serves as a board member, Anthony DiGiandomenico, our Chief of Transactions. For the years ended December 31, 2024 and 2023, respectively, there were no revenues recognized between MDB Capital entities and ENDRA. In 2024, all costs incurred amounting to $80,995 related to transactions with ENDRA have been recognized, in 2023 costs incurred amounting to $16,665 related to transactions with ENDRA were deferred.

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

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2024 and 2023, RBSM, LLP, respectively, was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm:

	RBSM LLP 2024	RBSM LLP 2023
Audit fees (1)	$250,000	$150,000
Audit-related fees (2)	100,000	135,000
Tax fees	-	-
Total principal accountant fees and services	$350,000	$285,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit-related fees consist of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit fees.

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

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

Members and Board of Directors of

MDB Capital Holdings, LLC and Subsidiaries

Addison, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MDB Capital Holdings, LLC and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

New York, NY

March 31, 2025

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$20,437,492	$6,109,806
Cash segregated in compliance with regulations	843,741	1,247,881
Grants receivable, includes unbilled receivables of $0 and $695,598	-	882,319
Related party receivables	63,759	-
Clearing deposits	1,737,771	260,000
Prepaid expenses and other current assets	513,249	523,788
Investment securities, at amortized cost (U.S. Treasury Bills)	-	24,658,611
Investment securities, at fair value (held by our licensed broker dealer) (Notes 1 and 2)	5,858,336	5,771,634
Equity method investment	41,763,568	-
Investment securities, at cost less impairment	-	200,000
Deferred offering cost	-	69,303
Deferred costs related to deferred revenue	26,638	75,328
Property and equipment, net	90,491	866,490
Operating lease right-of-use asset, net	641,354	2,320,119
Total assets	$71,976,399	$42,985,279

LIABILITIES AND EQUITY
Accounts payable	$323,926	$578,214
Accrued expenses	72,188	1,105,078
Related party payables	22,842	-
Payables to non-customers	41	1,405,293
Payables to customers	772,565	-
Deferred grant reimbursement	-	140,703
Deferred revenue	-	20,000
Operating lease liabilities	711,503	2,415,889
Total liabilities	1,903,065	5,665,177
Commitments and Contingencies (Note 8)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A Common Shares, 95,000,000 authorized shares at no par value; 4,950,632 and 4,295,632 shares issued and outstanding, respectively	-	-
Class B Common Shares, 5,000,000 authorized shares at no par value; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	-	-

Additional paid-in-capital	68,720,930	49,405,779
Accumulated income (deficit)	1,442,075	(12,092,927)
Total MDB Capital Holdings, LLC equity	70,163,005	37,312,852
Non-controlling interest	(89,671)	7,250
Total equity	70,073,334	37,320,102
Total liabilities and equity	$71,976,399	$42,985,279

See accompanying notes to consolidated financial statements

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Operating income:
Unrealized (loss)/gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(274,835)	$1,503,649
Realized (loss)/gain on investment securities, net (from our licensed broker dealer)	-	8
Fee income (from our licensed broker dealer)	2,220,620	4,233,120
Impairment of investment securities	(200,000)	(50,000
Other operating income	411,488	308,250
Total operating income, net	2,157,273	5,995,027

Operating costs:
General and administrative costs:
Compensation	20,056,796	8,627,022
Operating expense, related party	1,485,822	1,123,401
Professional fees	3,112,050	1,695,017
Information technology	922,175	602,393
Clearing and other charges	1,136,662	389,963
General and administrative-other	2,608,107	1,532,197
Total general and administrative costs	29,321,612	13,969,993
Research and development costs, net of grants amounting to $2,002,650 and $2,954,208	1,467,871	528,178
Total operating costs	30,789,483	14,498,171
Net operating loss	(28,632,210)	(8,503,144)
Other income and expenses:
Miscellaneous income	112,000	-
Interest income	1,179,318	919,345
Interest expense	(71,629)	-
Gain related to dilution events	129,339	-
Gain on deconsolidation of subsidiary	39,307,217	-
Net income (loss) before income taxes	12,024,035	(7,583,799)
Income taxes	2,143	127,918
Net income (loss) before equity method investee	12,021,892	(7,711,717)
Equity in loss of equity method investee	(419,670)	-
Net income (loss)	11,602,222	(7,711,717)
Less net loss attributable to non-controlling interest	(89,869)	(742,900)
Net income (loss) attributable to MDB Capital Holdings, LLC	$11,692,091	$(6,968,817)
Income (loss) per share attributable to MDB Capital Holdings, LLC:
Income (loss) per Class A Common Share – basic	$1.31	$(1.04)
Weighted average number of Class A Common Shares outstanding – basic	4,424,484	3,099,285
Income (loss) per Class B Common Share – basic	$1.18	$(0.75)
Weighted average of number Class B Common Shares outstanding – basic	5,000,000	5,000,000
Income (loss) per Class A Common Share –diluted	$0.81	$(0.37)
Diluted number of Class A Common Shares outstanding	9,462,904	8,817,705
Income (loss) per Class B Common Share –diluted	$0.81	$(0.75)
Diluted number of Class B Common Shares outstanding	5,000,000	5,000,000

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2024 and 2023

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102
Ownership change of non-controlling interest	-	-	-	-	-	-	198	198
Issuance of Class A Common Shares	655,000	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	14,435,172	-	-	14,435,172
Effect of deconsolidation of subsidiary	-	-	-	-	4,879,979	-	1,835,661	6,715,640
Net income (loss)	-	-	-	-	-	13,535,002	(1,932,780)	11,602,222
Balance, December 31, 2024	4,950,632	$-	5,000,000	$-	$68,720,930	$1,442,075	$(89,671)	$70,073,334

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2022	2,628,966	$-	5,000,000	$-	$27,764,453	$(5,124,110)	$468,665	$23,109,008
Issuance of Class A Common Shares, net costs of initial public offering	1,666,666	-	-	-	17,444,659	-	-	17,444,659
Issuance of warrants to purchase Class A Common Shares	-	-	-	-	65,411	-	-	65,411
Stock-based compensation	-	-	-	-	4,131,256	-	281,485	4,412,741
Net loss	-	-	-	-	-	(6,968,817)	(742,900)	(7,711,717)
Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,602,222	$(7,711,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss (gain) on investment securities, net	274,835	(1,503,649)
Accretion of investments at amortized cost (U.S Treasury Bills)	(533,780)	(710,584)
Realized loss (gain) on investment securities, net (from our licensed broker dealer)	-	(8)
Stock-based compensation	14,435,172	4,412,741
Effect of deconsolidation of subsidiary	6,715,640	-
Depreciation of property and equipment	229,920	196,938
Non-cash lease expense	-	81,964
Deferred costs related to revenue	48,690	(75,328)
Dilution of deferred grant reimbursement	(40,904)	(38,880)
Gain on deconsolidation	(39,307,217)	-
Portion of loss from equity investment	419,670	-
Gain related to dilution events	(129,339)	-
Purchases of investment securities, at fair value (made by our licensed broker dealer)	-	(1,587,500)
Proceeds from sales of investment securities (from our licensed broker dealer)	-	632,851
Warrants issued as part of an investment banking deal	297,121	165,087
Share of loss from equity method investment
Income recognized from warrants received	(658,658)	(2,645,620)
Impairment of investment securities	200,000	50,000
Deferred revenue	(20,000)	20,000
Change in ROU Asset	1,678,765	-
Change in lease liability	(1,704,386)	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	882,319	(72,787)
Related party receivables	(63,759)	-
Prepaid expenses and other current assets	10,539	(473,970)
Clearing deposits	(1,477,771)	-
Increase (decrease) in -
Accounts payable	(254,090)	(120,786)
Accrued expenses	(1,032,890)	850,333
Related party payables	22,842	-
Payables to customers	772,565	-
Payables to non-customers	(1,405,252)	1,405,293
Net cash used in operating activities	(9,037,746)	(7,125,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities, at amortized cost (U.S. Treasury Bills)	(17,766,330)	(32,455,756)
Proceeds from payments and maturities of investment securities, at amortized cost (U.S. Treasury Bills)	42,958,721	24,696,649
Accretion of equity investments	(2,746,682)	-
Deferred grant reimbursement	(99,799)	(35,415)
Purchases of property and equipment	546,079	(438,784)
Net cash provided by (used in) investing activities	22,891,989	(8,233,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	-	19,999,992
Costs of initial public offering	-	(2,166,698)
Acquisition of non-controlling interest in PatentVest	69,303	(69,303)
Net cash provided by financing activities	69,303	17,763,991

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,923,546	2,405,063

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	7,357,687	4,952,624

CASH AND CASH EQUIVALENTS - END OF YEAR	$21,281,233	$7,357,687

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$2,143	$127,918

Non-cash investing and financing activities:
Record right-of-use asset and operating lease liability	$-	$698,249
Modification of lease - right-of-use asset and lease liability	$-	$317,531
Warrants received as part of an investment banking deal	$658,658	$2,480,533
Accretion of equity investments	$2,746,682	$-
Relinquishment of deferred costs of initial public offering from prior year	$-	$323,224
Investment securities, at cost less impairment, received in lieu of cash payment	$-	100,000
Issuance of warrants to purchase Class A stock related to the initial public offering closed on September 20, 2023	$-	$65,411

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$20,437,492	$6,109,806
Cash segregated in compliance with regulations	843,741	1,247,881
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$21,281,233	$7,357,687

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

1. Organization and Description of Business

MDB Capital Holdings, LLC (“the Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), and MDB Minnesota One (“M1”).

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

M1 is a majority owned subsidiary and was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo. The objective of the License Agreement is for Minnesota One to develop a small molecule senescence platform.

On September 20, 2023, MDB completed an initial public offering (IPO), consisting of the sale of 1,666,666 shares of Class A Common Shares at $12.00 per share, for gross proceeds of $19,999,992. Accordingly, the Company received total gross proceeds of $19,999,992 from the sale of 1,666,666 shares of Class A Common Shares, or $17,444,659 net of $2,555,333 of offering expenses. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16,667 shares of Class A Common Shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65,411, as calculated pursuant to the Black-Scholes option-pricing model and accounted for as issuance costs that were accounted for as equity instruments and recorded against paid in capital. The inputs used to determine the fair value was Common Stock price of $12.00, option exercise price of $15.00, expected life in years of 2.45 years, with a contract life of 5 years, risk-free rate of 4.79%, expected annual volatility of 59.99%, and annual rate of dividends of $0.

On July 1, 2024, the founding ownership of M1 had MDB owning 67% and Mayo Foundation for Medical Education and Research (“Mayo”) owning 33% of the issued and outstanding common stock. M1 was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo. After the initial formation of M1 and finalization and entry into a license agreement between Mayo and M1, MDB entered into a Term Equity Purchase Agreement (“Purchase Agreement”) to provide capital for operations of M1 in exchange for the issuance of shares of common stock of M1 to MDB. The objective of the License Agreement is for M1 to develop a small molecule senescence platform. Under the terms of the License Agreement M1 has paid an up-front license fee to Mayo of One Hundred Fifty Thousand Dollars ($150,000). To maintain its rights under the License Agreement, M1 is subject to achieving certain developmental and funding milestones within designated time periods and to paying Mayo royalties on net sales of licensed products. Under the terms of the Purchase Agreement, MDB may invest up to $5,000,000 over a five-year period into M1 in amounts and increments tied to its business operating requirements. In an ancillary agreement to the license agreement, Mayo has the right of participation in future financings of M1.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at December 31, 2024 and 2023 relate to the interests of third parties in the partially owned subsidiaries.

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

Deconsolidation

Upon the occurrence of certain events and on a regular basis, the Company evaluates whether it no longer has a controlling interest in its subsidiaries, including consolidated variable interest entities. If the Company determines it no longer has a controlling interest, the subsidiary is deconsolidated. The Company records a gain or loss on deconsolidation based on the difference on the deconsolidation date between (i) the aggregate of (a) the fair value of any consideration received, (b) the fair value of any retained noncontrolling investment in the former subsidiary and (c) the carrying amount of any noncontrolling interest in the subsidiary being deconsolidated, less (ii) the carrying amount of the former subsidiary’s assets and liabilities.

The Company evaluated whether the deconsolidation should be presented as a discontinued operation in its consolidated financial statements as of the deconsolidation date. This assessment considers whether the deconsolidation constitutes a strategic shift that has, or will have, a major impact on the Company’s operations or financial results. Based on this evaluation, the Company concluded that the deconsolidation does not meet the criteria for presentation as a discontinued operation. Accordingly, the Consolidated Statement of Operations includes the results of operations for the deconsolidated entity through November 14, 2024, the effective date of deconsolidation.

Equity method investment

The Company applies the equity method to account for investments in entities where it has the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, the investment in eXoZymes, formerly known as Invizyne, is initially recorded at cost and subsequently adjusted to reflect the Company’s proportional share of the investee’s results of operations in its consolidated financial statements. Equity method investments are periodically reviewed for any other-than-temporary declines in value. The Company’s investment in eXoZymes is presented as “Equity method investment” on the consolidated balance sheet.

Any excess of the acquisition cost over the Company’s share of the net fair value of eXoZymes’ identifiable assets and liabilities at the acquisition date is recognized as goodwill, which is included in the carrying amount of the investment.

When the Company increases its interest in an affiliate accounted for under the equity method while retaining significant influence, it applies the acquisition method only to the additional interest acquired, leaving the previous interest unchanged. Conversely, when there is a decrease in the interest in an affiliate accounted for under the equity method while retaining significant influence, the Company derecognizes a proportionate part of its investment and recognizes any resulting gain or loss in profit or loss.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the valuation of investment securities, accruals for potential liabilities, valuing equity instruments issued for services, assumptions used in the valuation of the equity method investment and gains on the deconsolidation of the subsidiary, the estimate of the fair value of the lease liability and related right of use assets, net realizable value of receivables, useful life of property and equipment, determining impairment of long-lived assets, and the realization of any deferred tax assets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. There were $15,782,918 and $598,714 cash equivalents held by the Company at December 31, 2024 and 2023, respectively.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. At December 31, 2024, the Company held $4,654,574 of unsegregated cash and $15,782,918 of cash equivalents. For the years ended December 31, 2024 and 2023, respectively, the Company had approximately $4,291,601 and $3,943,000 of cash and segregated cash in financial institutions in excess of FDIC insured limits.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the years ended December 31, 2024 and 2023.

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

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At December 31, 2024 and 2023, respectively, the Company had $843,741 and $1,247,881 of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At December 31, 2024 and 2023, these deposits totaled $1,737,771 and $260,000, respectively.

Prepaid and other current assets

The Company has prepaid and other current assets totaling $513,249 at December 31, 2024 consisting of acquired intangible assets totaling $43,500, prepaid professional fees totaling $50,000, security deposits totaling $18,628, prepaid insurance $159,675, various prepaid expense of $151,606, and other assets of $89,840. Prepaid and other expenses totaling $523,788 at December 31, 2023 consisted of acquired intangible assets totaling $43,500, prepaid professional fees totaling $95,000, security deposits totaling $47,380, various prepaid expense of $325,777, and other assets of $12,131.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s consolidated balance sheet as of December 31, 2024 and 2023.

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

Investment securities, at amortized cost – From time to time the Company will hold funds in investment securities, at amortized cost. This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Initially, the cost of these securities was recorded, and later on, they were assessed at amortized cost, which was modified for unamortized purchase premiums and discounts, and also for credit losses provision. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the other operating income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company holds investments in U.S. Treasury Bills or money market funds backed by U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because it expects to hold these securities until maturity, it does not expect to realize any losses.

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

Investment securities, at cost less impairment - This is comprised of equity securities without a readily determinable fair value held by the broker dealer subsidiary, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and determined that a full impairment of such securities held at the year ended December 31, 2024.

Investment securities are as follows:

	December 31, 2024	December 31, 2023
Investment securities, at amortized cost:
U.S Treasury Bills	$-	$24,658,611
Investment securities, at amortized cost	$-	$24,658,611

Broker/Dealer Securities

	December 31, 2024	December 31, 2023
Investment securities, at fair value:
Common stock of publicly traded companies	$2,527,871	$2,603,579
Warrants of publicly traded companies	3,330,465	3,168,055
Investment securities, at fair value	$5,858,336	$5,771,634

Non-Broker/Dealer Securities

	December 31, 2024	December 31, 2023
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$200,000	$200,000
Impairment	(200,000)	-
Investment securities, at cost less impairment	$-	$200,000

For investment securities at fair value held at the end of each year, net unrealized loss and $274,835 and a gain of $1,503,649 were recognized in the statement of operations for years ended December 31, 2024 and 2023, respectively.

There was no amortized cost on December 31, 2024.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities - common stock	$2,527,871	$-	$-	$2,527,871

Investment Securities (held by our licensed broker dealer)	Warrants	-	667,746	2,662,719	3,330,465

Total assets measured at fair value (held by our licensed broker dealer)		$2,527,871	$667,746	$2,662,719	$5,858,336

During the year ended December 31, 2024, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2023	$3,133,458
Receipt from investment banking fees	-
Realized gains	-
Unrealized loss	(470,739)
Sales or distribution	-
Purchases	-
December 31, 2024	$2,662,719

The following table present information about significant unobservable inputs related to material components of Level 3 warrants as of December 31, 2024.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Warrants	$2,662,719	Black Scholes	Volatility	111.03%	111.03%

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

Secured Debt–- Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2024 for a commitment of up to $2,000,000 and which matures July 26, 2025. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 7.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5,000. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of December 31, 2024, there is $2,089,831 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of December 31, 2024 and 2023, respectively, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Developed software	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of December 31, 2024 and 2023, respectively:

	December 31, 2024*	December 31, 2023

Laboratory equipment	$-	$885,696
Furniture and fixtures	-	49,838
Developed software	113,114	113,114
Leasehold improvements	(22,623)	279,161
Total property and equipment	90,491	1,327,809
Less: Accumulated depreciation	-	(461,319)
Property and equipment, net	$90,491	$866,490

*	On November 14 2024, eXoZymes was deconsolidated from the Company’s consolidated financial statements. As a result, property and equipment related to eXoZymes have been removed from the Company’s reported balances as of December 31, 2024.

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures. PatentVest and eXoZymes, formerly known as Invizyne, have had limited activity during the years ended December 31, 2024 and 2023.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the years ended December 31, 2024, and 2023, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of December 31, 2024, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of December 31, 2024 and 2023, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

During the year ended December 31, 2024, the Company’s technology development segment revenue had no revenue. During the year ended December 31, 2023, the Company’s technology development segment revenue, had $70,769 of revenue, which was derived from a single feasibility study, which is not a typical service offered by the Company. The revenue generated from this study represents a direct reimbursement of costs incurred in completing the study.

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

Certain contracts or portions of contracts are duration-based, which in the event of customer cancellation, provide PatentVest with an enforceable right to a proportional payment for the portion of the services provided. Accordingly, revenue from duration-based contracts is recognized using a time-based measure of progress, which PatentVest believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period. Revenue from certain contracts is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred. Payments received in advance of services being rendered are recorded as a component of contract liabilities.

The PatentVest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2022	$-
Amounts billed but not recognized	100,000
Revenue recognized	80,000
Balance as of December 31, 2023	20,000
Amounts billed but not recognized	-
Revenue recognized	20,000
Balance as of December 31, 2024	$-

Research Grants

eXoZymes, formerly known as Invizyne, receives grant reimbursements, which are netted against research and development expenses in the consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion recorded as deferred grant reimbursements and included in liabilities in the consolidated balance sheet.

Grants function on a reimbursement model are accounted for using the accrual method. They are treated as reductions to expenses, corresponding to the amount of disbursements and obligations eligible for reimbursement. These are for permissible expenses incurred as of December 31, 2023. The reimbursements are anticipated to be received from the respective funding entities in the following year. Management considers such receivables at December 31, 2023, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying consolidated financial statements.

Summary of grants receivable activity for the years ended December 31, 2024 and 2023, is presented below:

	2024*	2023

Balance at beginning of year*	$882,319	$809,532
Grant costs expensed	1,896,781	2,836,876
Grants for equipment purchased	43,615	-
Grant fees	51,978	117,332
Grant funds received	(2,173,252)	(2,881,421)
Removal of balance due to deconsolidation of eXoZymes at November 14, 2024	(701,441)	-
Balance at end of year	$-	$882,319

*	In 2024, eXoZymes was deconsolidated from the Company’s consolidated financial statements. As all grant-related costs were associated with eXoZymes, no grant-related figures are reported for 2024.

eXoZymes has received three grants provided by the National Institute of Health, the Department of Energy and Department of Defense through December 31, 2024. The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants have commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes, formerly known as eXoZymes, conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statement of operations. For the years ended December 31, 2024 and 2023, respectively, totaled $3,467,871 and, grants amounting to $2,836,876 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the years ended December 31, 2024 and 2023, respectively, totaled $2,002,650 and $2,954,208, which includes grant costs expensed, grants for equipment purchased, and grants fees.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’ technology. For the years ended December 31, 2024 and 2023, research and development costs prior to offset of the grants amounted to $3,470,521 and $3,482,386, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $296,314 and $107,925 for the years ended December 31, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Recently Issued Accounting Pronouncements

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

On January 1, 2020, The Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) and retrospectively applied the guidance to prior transactions.

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

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

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

The technology development segment currently has two subsidiaries, eXoZymes, formerly known as Invizyne, and MDB Minnesota One. eXoZymes is a research and development stage company synthetic biology company, that is consolidated in the Statement of Operations up to November 14, 2024. Minnesota One research and development stage company that is developing a small molecule senescence platform.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported in the Other column in the table below.

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

The following sets forth the long-lived assets and total assets by segment at December 31, 2024:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$90,491	$-	$641,354	$-	$731,845
Total assets	$21,754,504	$849	$50,221,046	$-	$71,976,399

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(274,835)	$-	$-	$-	$(274,835)
Fee income (from our licensed broker dealer) (2)	2,220,620	-	-	-	2,220,620
Impairment loss (3)	(200,000)				(200,000)
Other operating income (4)	411,488	-	-	-	411,488
Total operating income, net	2,157,273	-	-	-	2,157,273

Operating costs:
General and administrative costs:
Compensation	3,225,503	2,061,580	14,769,713	-	20,056,796
Operating expense, related party	1,301,167	-	184,655	-	1,485,822
Professional fees	820,082	1,206,231	1,085,737	-	3,112,050
Information technology	805,134	33,927	83,114	-	922,175
Clearing and other charges	1,136,662	-	-	-	1,136,662
General and administrative-other	806,269	133,472	1,668,366	-	2,608,107
General and administrative costs	8,094,817	3,435,210	17,791,585	-	29,321,612
Research and development costs	-	1,467,871	-	-	1,467,871
Total operating costs	8,094,817	4,903,081	17,791,585	-	30,789,483
Net operating (loss)	(5,937,544)	(4,903,081)	(17,791,585)	-	(28,632,210)
Other income and expense:
Miscellaneous income	112,000	-	-	-	112,000
Interest expense	(779,004)	(91,968)	-	799,343	(71,629)
Interest income	464,558	2,799	1,511,304	(799,343)	1,179,318
Gain related to dilution events	-	-	129,339	-	129,339
Gain on deconsolidation of subsidiary	-	-	39,307,217	-	39,307,217
Income (loss) before income taxes	(6,139,990)	(4,992,250)	23,156,275	-	12,024,035
Income tax expense	-	2,143	-	-	2,143
Income (loss) before equity method investee	(6,139,990)	(4,994,393)	23,156,275	-	12,021,892
Equity in loss of equity method investee			(419,670)		(419,670)
Net income (loss)	(6,139,990)	(4,994,393)	22,736,605	-	11,602,222
Less net loss attributable to non-controlling interests	-	(89,869)	-	-	(89,869)
Net loss attributable to MDB Capital Holdings, LLC	$(6,139,990)	$(4,904,524)	$22,736,605	$-	$11,692,091

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes impairment loss of assets from the reduced fair value of the asset.

(4)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by Patentvest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2023:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$113,114	$2,344,895	$728,600	$-	$3,186,609
Total assets	$15,038,602	$3,558,509	$24,388,168	$-	$42,985,279

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$1,503,649	$-	$-	$-	$1,503,649
Realized gain on investment securities (from our licensed broker dealer)	8	-	-	-	8
Fee income (from our licensed broker dealer) (2)	4,233,120	-	-	-	4,233,120
Impairment loss (3)	(50,000)	-	-	-	(50,000)
Other operating income (4)	237,481	70,769	-	-	308,250
Total operating income, net	5,924,258	70,769	-	-	5,995,027

Operating costs:
General and administrative costs:
Compensation	2,830,702	596,174	5,200,146	-	8,627,022
Operating expense, related party	904,004	-	219,397	-	1,123,401
Professional fees	440,123	436,339	818,555	-	1,695,017
Information technology	491,352	21,803	89,238	-	602,393
Clearing and other charges	389,963	-	-	-	389,963
General and administrative-other	365,158	284,494	882,545	-	1,532,197
General and administrative costs	5,421,302	1,338,810	7,209,881	-	13,969,993
Research and development costs	-	528,178	-	-	528,178
Total operating costs	5,421,302	1,866,988	7,209,881	-	14,498,171
Net operating income (loss)	502,956	(1,796,219)	(7,209,881)	-	(8,503,144)
Other income and expense:
Interest expense	(123,382)	-	-	123,382	-
Change in fair value of SAFE	-	(200,000)		200,000	-
Interest income	115,604	100	803,641	-	919,345
Income (loss) before income taxes	495,178	(1,996,119)	(6,406,240)	323,382	(7,583,799)
Income tax expense	22,091	105,827	-	-	127,918
Net income (loss)	473,087	(2,101,946)	(6,406,240)	323,382	(7,711,717)
Less net loss attributable to non-controlling interests	-	(742,900)	-	-	(742,900)
Net loss attributable to MDB Capital Holdings, LLC	$473,087	$(1,359,046)	$(6,406,240)	$323,382	$(6,968,817)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.
(2)	Includes fee income generated for the broker from investment banking activities, including advisory services, capital raising, and other related financial transactions.
(3)	Includes impairment loss of assets from the reduced fair value of the asset.
(4)	Includes fees earned from self-clearing activities and professional fees generated by Patentvest services.

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

Class A Common Shares – 95,000,000 shares authorized, 4,950,632 shares issued and outstanding as of December 31, 2024. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5,000,000 shares authorized, 5,000,000 issued and outstanding as of December 31, 2024. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

Placement Agent and Selling Agent Warrants – 43,420 warrants of Class A common shares have been issued as part of the private placement and the initial public offering. The Placement Agent and Selling Agent Warrants are subject to standard anti-dilution provisions and may include cashless exercise provisions under certain circumstances. The issuance of the Placement and Selling Agent Warrants is a customary part of compensation for the placement or selling agent’s services in connection with prior offerings.

Non-Controlling Interests

On July 1, 2024 M1 was incorporated. During the year ended December 31, 2024, the ownership interest in M1, ranged from 67.0% to 67.9% (weighted average of 67.47%), with the non-controlling interest ranging from 33.0% to 32.1% (weighted average of 32.53%).

During the year ended December 31, 2024, the ownership interest in eXoZymes, formerly known as Invizyne, ranged from 60.94% to 47.0%, with the non-controlling interest ranging from 39.06 % to 53.0%, on November 14, 2024 the ownership of eXoZymes by MDB Capital Holdings, LLC moved below 50%, therefore on that day the eXoZymes was deconsolidated from the financial statements. During the year ended December 31, 2023, the ownership interest in eXoZymes, formerly known as Invizyne, ranged from 60.94% to 59.0%, with the non-controlling interest ranging from 39.06 % to 41.0% (weighted average of 39.54%). In 2024 all non-controlling interests of eXoZymes have been removed from the consolidated financial statements and moved to the equity method of accounting.

During each period, controlling and non-controlling interests changes as a result of capital infusions from MDB Capital Holdings, LLC. For the years ended December 31, 2024, and 2023, there were capital infusions of $176,840 (M1) and $0 (eXoZymes), respectively. The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the non-controlling interest owner. As of December 31, 2024, the Company’s equity interest in M1 was 67.9% to 67.0%, and the remaining equity interest was owned by the non-controlling interests as presented below. As of December 31, 2023, the Company’s equity interest in eXoZymes changed from 60.94% to 59.0%, and the remaining equity interest was owned by the non-controlling interests as presented below:

	For the Year Ended December 31,
	2024	2023

Non-controlling interest net loss	$(276,239)	$(1,901,946)
Weighted average non-controlling percentage	32.53%	39.06%
Net loss non-controlling interest	$(89,869)	$(742,900)
Prior period balance	7,250	468,665
Removal of prior period balance of eXoZymes due to deconsolidation	(7,250)	-
Stock-based compensation	-	281,485
Ownership change of non-controlling interest	198	-
Ending period balance	$(89,671)	$7,250

If there is a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock based compensation, a change of the non-controlling ownership is recognized based on the amount invested as required, and per ASC 810-45-21A, the carrying amount of the non-controlling interest is adjusted to reflect the change in the non-controlling ownership in the subsidiary’s net assets. Since there was a change in the equity, a reclassification of the non-controlling interest in the subsidiary’s net assets is required and demonstrated in the ending period balance above.

Note 5 – Deconsolidation

On November 14, 2024 (the “Deconsolidation Date”), the Company deconsolidated eXoZymes from its financial statements due to its ownership interest falling below 50%, resulting in the loss of a controlling financial interest. This change occurred in connection with eXoZymes’ completion of its initial public offering, which reduced the Company’s ownership stake.

The consolidated financial statements as of December 31, 2024 reflect the inclusion of eXoZymes’ financial results through the Deconsolidation Date. For the period from November 15, 2024 through December 31, 2024, the Company accounted for its investment in eXoZymes under the equity method, recognizing its proportionate share of eXoZymes’ net loss in the amount of $419,670, based on eXoZymes’ total net loss of $893,310 for that period.

As of December 31, 2024, the Company continues to hold a 47% interest in eXoZymes Class A common stock. While the Company and eXoZymes share certain officers, board members, and accounting personnel, the two entities operate independently. eXoZymes also utilizes professional services provided by Patentvest, a wholly owned subsidiary of the Company

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have not recognized any impairment loss on investment in unconsolidated affiliate to date.

The following table represents the consolidated balance sheet of Exozymes immediately prior to the Deconsolidation Date:

Assets
Cash and cash equivalents	$67,884
Grants receivable	701,441
Prepaid expenses and other current assets	441,047
Deferred IPO Costs	550,039
Property and equipment, net	709,501
Operating lease right-of-use asset, net	1,365,737
Total assets	$3,835,649

Liabilities and Deficit
Accounts payable	$850,612
Accrued expenses	240,589
Due to affiliates	5,479,077
Deferred grant reimbursement	130,456
Operating lease liabilities	1,417,253
Total liabilities	$8,117,987
Deficit:
Common shares	-
Paid-in-capital	$4,119,863
Accumulated deficit	(8,402,201)
Total deficit	$(4,282,338)
Total liabilities and deficit	$3,835,649

For the year ended December 31, 2024 eXoZymes. had current assets of approximately $10,800,000, total assets of approximately $13,000,000, current liabilities of approximately $1,300,000 and total liabilities of approximately $2,600,000. For the year ended December 31, 2024 eXoZymes had revenues of $0 and a net loss of approximately $5,900,000.

The following represents the calculation of the gain on deconsolidation of eXoZymes. from the consolidated financial statements of the Company:

eXoZymes Class A common shares retained on November 14, 2024	3,931,133
Quoted closing price of eXoZymes Class A common shares at November 14, 2024	$10.36
Subtotal of quoted closing price of eXoZymes Class A common shares at November 14, 2024	$40,726,538
Fair value of warrants held for eXoZymes at November 14, 2024	1,327,361
Fair value of equity method investment retained by eXoZymes	42,053,899
Carrying Value of the NCI	(921,540)
Carrying value of eXoZymes assets at November 14, 2024	4,282,338
Less carrying value of former investment into eXoZymes at November 14, 2024	(5,786,690)
Carrying value of warrants held for eXoZymes at November 14,2024	(320,790)
Gain on deconsolidation	$39,307,216

Note 6 – Equity Method Investment

On November 14, 2024, Invizyne underwent an initial public offering in which MDB’s ownership interest in Invizyne decreased from 60% to 47%. MDB and Invizyne deconsolidated the financial statements as the investment in Invizyne fell below 50% majority ownership. Invizyne is consolidated within MDB’s consolidated financial statements for the period of January 1, 2024 through the date of the initial public offering.

On November 14, 2024, MDB uses the equity method to account for our investment in Invizyne as we have the ability to exercise significant influence over the operating and financial policies of the affiliate. The fair value of the equity method investment was determined using the shares owned by MDB and the Invizyne share price on the date of deconsolidation, as well as a fair value estimate for the warrants held for eXoZymes.

The transition resulted in an adjustment to the carrying amount of its investment in Invizyne as of November 14, 2024. The adjustment reflects MDB’s share of Invizyne’s net assets. The impact on the consolidated statements of operations includes recognizing the MDB’s share of Invizyne’s net losses from November 15th onwards for $419,670. MDB recognized a gain on investment of $39,307,216 at November 14, 2024.

As of December 31, 2024, MDB owned 3,931,133 shares of Invizyne shares, representing a 47% ownership of Invizyne.

The following summarizes the Company’ consolidated balance sheet equity method investment as follows:

Carrying Amount
November 14, 2024, beginning balance	$42,053,899
Portion of loss from eXoZymes	(419,670)
Gain related to dilution events	129,339
December 31, 2024, carrying amount	$41,763,568

7. Stock-Based Compensation

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested will fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU have begun to vest upon the completion of an initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company will be expensing the RSUs based on the average expense over the vesting period. The total unrecognized compensation expense based on the shares price sold in the private placement as of December 31, 2024 is $23,679,438. During the year 320,000 RSUs were either forfeited by the holders or canceled due to holder leaving the Company.

On April 19, 2022 the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest when 20% of the one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, October 20, 2024, when Class A Share has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or (z) a Class A Shares has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the date of grant until vested. As these RSUs do not begin to vest until the completion of an initial public offering, which was completed on September 20, 2023, by the Company, which is outside of the control of the Company, compensation expense related to these RSUs has been recorded. The estimated unrecognized compensation expense for performance/market vesting RSUs is $10,143,198. A summary of restricted stock unit activity during the years ended December 31, 2024 and 2023 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2023	3,675,000	$10.00	2,000,000	$7.91
Granted	295,000	$8.71	-	$-
Exercised	(655,000)	$10.00	-	$-
Expired/Cancelled	(320,000)	$9.73	-	$-
Restricted stock units outstanding at December 31, 2024	2,995,000	$9.90	2,000,000	$7.91

Restricted stock units at December 31, 2023	-	$-	-	$-
Restricted stock units at December 31, 2024	655,000	$10.00	-	$-

8. Earnings Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because stock warrants outstanding were anti-dilutive, for a total of 43,420 warrants.

Earning Earnings per share is presented below for the years ended December 31, 2024 and 2023, respectively.

Basic earnings per share is calculated at follows for the years ended December 31, 2024 and 2023:

	For the Year Ended
Basic	December 31, 2024		December 31, 2023
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$5,817,042	$5,875,049	$(3,220,381)	$(3,748,436)

Weighted average shares outstanding – basic	4,424,484	5,000,000	3,099,285	5,000,000

Net income (loss) per share – basic	$1.31	$1.18	$(1.04)	$(0.75)

Fully diluted earnings per share is calculated at follows for the years ended December 31, 2024 and 2023:

	For the Year Ended
Diluted	December 31, 2024		December 31, 2023
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$7,649,995	$4,042,096	$(3,220,381)	$(3,748,436)

Fully diluted shares outstanding – basic and diluted	9,462,904	5,000,000	8,817,705	5,000,000

Net income (loss) per share –diluted	$0.81	$0.81	$(0.37)	$(0.75)

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

9. Related Party Transactions

The principal members of the Company have a controlling interest in PatentVest, S.A. (renamed MDB Capital, S.A. in 2022), a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the years ended December 31, 2024 and 2023, the Company paid $1,573,202 and $1,123,401, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the year ended December 31, 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officer serve as a board member. Anthony DiGiandomenico, our Chief of Transactions. For the year ended December 31, 2024, there were no revenue recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $80,995 related to transactions with ENDRA were recognized during the year.

During the year ended December 31, 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with eXoZymes, a company of which the Company owns 47% of recognized revenues of $41,400.

During the year ended December 31, 2024, the Company recorded related party accrued receivables totaling $63,759. This amount includes $41,400 for services performed by Patentvest on behalf of eXoZymes and $22,359 related to taxes paid by the Company on behalf of certain officers, which was reimbursed in full by January 31, 2025. Additionally, the Company recorded accrued expenses of $22,842 payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

10. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2024 and 2023, the Company was not subject to any pending or threatened legal claims or actions.

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At December 31, 2024 and 2023, Public Ventures had net capital of $10,736,754 and $7,331,449, respectively, which was $10,486,754 and $7,081,449 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

During the year ended December 31, 2024, the Company entered into a subordinated loan agreement with its Parent company for $7,300,000. This amount, together with existing subordinated loans totaling $5,900,000 and $775,757 of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness.

The Company’s ratio of aggregate indebtedness of $6,535,922 to net capital was 0.61 to 1 compared to the maximum 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of aggregate customer debits, which was $0 at December 31, 2024.

To comply with DTC membership requirements, the Company has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at December 31, 2024 and 2023 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the years ended December 31, 2024 and 2023, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of December 31, 2024 and 2023.

11. Employee Benefit Plans

MDB Management and eXoZymes, formerly known as Invizyne, both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. Public Ventures offered its employees a sponsored 401(k) defined contribution plan for the benefit of the employees; this plan was terminated on July 30, 2021. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the year ended December 31, 2024 and 2023. Benefits under the eXoZymes plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the year ended December 31, 2024 and 2023, a total of $659,253 and $380,614, respectively, was contributed to the plans. The costs for eXoZymes are recorded up to November 14, 2024 the date of the consolidation of eXoZymes. The majority of the expense was included in general and administrative cost, however, for any research and development employees their portion of the expense is recorded against research and development costs.

MDB Management and eXoZymes also provide health and related benefit plans for eligible employees.

12. Exclusive License Agreement (MDB Minnesota One)

On July 1, 2024, MDB Minnesota One (“M1”) entered into a Patent and Know-How License Agreement (the “License Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain patent rights and associated technology pursuant to which M1 intends to develop a small molecule senescence platform. The License Agreement grants M1 rights to develop and commercialize Mayo’s patented technology and know-how for all fields of use on a worldwide basis. Under the terms of the License Agreement, M1 holds an exclusive license of patent rights and a non-exclusive license for the associated technology to make, have made, use, offer for sale, sell, and import licensed products and derivatives.

As part of initial consideration for the License Agreement, M1 issued 1,980,000 shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150,000 as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At December 31, 2024 there were no accrued royalties recorded.

Under the License Agreement, M1 is required to achieve certain development milestones within designated time periods. For select development milestones, as listed below, M1 will be required to make a payment to Mayo, also as noted below:

●	A payment of $250,000 for Phase II clinical trial initiation, for the first instance of a licensed product.
●	A payment of $1.5 million for Phase III clinical trial initiation, for the first instance of a licensed product.
●	A payment of $2 million for FDA New Drug Application (NDA) acceptance, for the first instance of a licensed product.
●	A payment of $5 million for NDA approval, for each instance of a licensed product.

As of December 31, 2024 the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

If M1 materially breaches the terms of the License Agreement, and such material breach remains uncured after an opportunity to cure, Mayo may terminate the License Agreement.

13. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has three operating leases, with no variable lease costs, and no finance leases as of December 31, 2024. The Company has two operating leases, with no variable lease costs, and no finance leases as of December 31, 2023.

eXoZymes, formerly known as Invizyne, was consolidated up to November 14, 2024. In October 2023, eXoZymes, made changes to an existing lease agreement that was originally entered into in August 2021, which resulted in an extension of the lease term by an additional 14 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on August 24, 2021 and ending on September 30, 2026, with an option to extend for 60 additional months and was further modified on April 3, 2023 for an additional 21 months with the lease ending date of April 30, 2028. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14,371 per month. The lease provides for annual increases. The base rent for the lease in the final year is $16,747 per month. Additionally, eXoZymes is responsible for annual operating cost increases of 2.5%, which are included in the rent. Since eXoZymes is not consolidated for 2024, the information above is only calculated for 2023.

Furthermore, in October 2023, eXoZymes made changes to an second existing lease agreement that was originally entered into in April 2023, which resulted in an extension of the lease term by an additional 12 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in April 2023, with a term of 60 months beginning on July 1, 2023 and ending on June 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $13,277per month. The lease provides for annual increases. The base rent for the lease in the final year is $15,391per month. Additionally, eXoZymes is responsible for annual operating cost increases of 3.0%, which are included in the rent. Since eXoZymes is not consolidated for 2024, the information above is only calculated for 2023.

On July 1, 2022 the Company executed a lease for new office space in the Dallas, Texas metropolitan area, the space was occupied on December 20, 2022. The lease with a term of 91 months and began once we took control of the space on December 20, 2022 and ending on July 20, 2030, without an option to extend. The initial base rent was $12,556 per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13,937 per month.

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

	For the years ended December 31,
	2024	2023

Operating leases:
Right-of-use assets	$641,354	$2,320,119
Operating lease liabilities	$711,503	$2,415,889

Weighted average remaining lease term in years	5.50	5.33
Weighted average discount rate	7.80%	7.40%

Cash paid for amounts included in the measurement of lease liabilities	$152,048	$206,837
Right-of-use assets obtained in exchange for lease liabilities	$-	$1,018,002

Operating lease cost	$146,727	$146,836
Short-term lease costs	87,246	275,589
Total operating lease costs	$233,973	$422,425

Future payments due under operating leases for the as of December 31, 2024 are as follows:

Year	Amount
2025	154,811
2026	157,573
2027	160,336
2028	163,098
2029 and thereafter	258,772
Total	$894,590
Less effects of discounting	(183,087)
Total operating lease liability	$711,503

14. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries, Public Ventures, MDB Management, PatentVest, and MDB Minnesota One are Subchapter C-corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity; it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company, except as set forth in the tables below. Amounts recognized for income taxes are reported in “income tax expense (benefit)” on the consolidated statements of operations.

On November 14, 2024, eXoZymes, formerly known as Invizyne, previously a corporate subsidiary of the Company, completed its initial public offering (“IPO”), reducing the MDB’s ownership interest to 47%. As a result, the company no longer consolidates eXoZymes Inc for financial reporting purposes and now accounts for its investment using the equity method under ASC 323. For federal income tax purposes, MDB is treated as a partnership and is not subject to entity-level taxation. As a result, no deferred tax assets (“DTAs”) or deferred tax liabilities (“DTLs”) are recognized at the partnership level for differences between the book and tax basis of the equity method investment. Any tax consequences related to book-tax basis differences will be recognized at the partner level upon disposition of the investment or other taxable events.

For financial reporting purposes, as of December 31, 2024, the DTAs and DTLs previously recorded for eXoZymes Inc’s temporary differences were derecognized, resulting in a corresponding reversal of the VA. However, no new DTL related to outside basis differences was recorded at the partnership level due to MDB’s status as a pass-through entity. Additionally, the Company will continue to monitor the book and tax basis of its investment in eXoZymes Inc and assess whether an outside basis difference arises for financial reporting purposes. The Company will also evaluate its assertion regarding the indefinite reinvestment of undistributed earnings of eXoZymes Inc in accordance with ASC 740-30.

The Company’s taxable income or loss, which may vary substantially from the net income or net loss reported on the consolidated statements of operations, is includable in the federal and state income tax return.

Income tax expense (benefit) (including Subchapter C-corporations) consisted of the following:

	Year Ended December 31,
	2024	2023

Current taxes
Federal	$1,343	$105,827
State	800	22,091

Deferred taxes
Federal	-	-
State	-	-
Total	$2,143	$127,918

December 31, 2024, the Company’s taxable entities had approximately $18,003,168 of net operating loss carryforwards for federal income tax purposes which can be carried forward indefinitely.

A reconciliation of the federal statutory tax rate to the effective tax rate (including Subchapter C-corporations) is as follows:

	Year Ended December 31,
	2024	2023

Federal statutory rate	21.00%	21.00%
State, net of federal tax benefit	(2.11)%	1.27%
Income/loss excluded from nontaxable entities	(68.57)%	(1.81%
Permanent differences	5.48%	(0.17%
Return-to-provision adjustments	0.04%	1.22%
Other	1.65%	1.35)%
Valuation allowance	(42.52)%	(24.54)%
Effective rate	(0.00)%	(1.69%

Significant components of the deferred tax assets and liabilities (including Subchapter C-corporations) were as follows:

	Year Ended December 31,
	2024	2023

Deferred tax assets:
Start-up expenditures	$12,783	$15,054
Sec 174 – Research and development costs	3,260	1,099,590
Stock compensation	2,523,450	1,062,471
Lease liability	149,416	619,900
Warrants	-	67,366
Bonus expense	-	201,026
Charitable contribution carryforwards	1,183	1,158
Impairment expense	10,500	10,500
Intangible Assets	37,964	-
Net operating loss carryforwards	3,780,665	1,828,404
Valuation allowance	(6,123,515)	(3,938,152)
Total deferred tax assets	$395,707	$967,316

Deferred tax liabilities:
Property and equipment principally due to differences in depreciation	$3,125	$(89,083
Right-of-use asset	(134,684)	(598,370
Investment securities	(264,147)	(279,863
Total deferred tax liabilities	$(395,707)	$(967,316

Net deferred tax assets/(liabilities)	$-	$-

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows:

	Year Ended December 31,
	2024	2023

Deferred tax assets	$395,707	$967,316
Deferred tax liabilities	(395,707)	(967,316)
Other noncurrent assets/(liabilities)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2024, based on projections of future taxable income for the periods in which the deferred tax assets are deductible, a valuation allowance of approximately $6,123,515 was recorded for tax carryforwards and attributes to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2024, and December 31, 2023. The tax years 2021 – 2024 remain open to examination for federal income tax purposes.

15. Subsequent Events

There were no significant events identified as of date of filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: March 31, 2025	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2025	By:	/s/Jeremy W. James
Jeremy W. James
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2025	By:	/s/ Christopher A. Marlett
Christopher A. Marlett, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 31, 2025	By:	/s/ Jeremy W. James
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 31, 2025	By:	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico, Head of New Venture Discovery and Director

Dated: March 31, 2025	By:	/s/ George Brandon
George Brandon, President and Director

Dated: March 31, 2025	By:	/s/ Mo Hayat
Mo Hayat, Head of Corporate Development & Chief Legal Officer and Director

Dated: March 31, 2025	By:	/s/ Matthew Hayden
Matthew Hayden, Director

Dated: March 31, 2025	By:	/s/ Susanne Meline
Susanne Meline, Director

Dated: March 31, 2025	By:	/s/ Sean Magennis
Sean Magennis, Director

Dated: March 31, 2025	By:	/s/ Daniel Torpey
Daniel Torpey, Director

80

EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Selling Agency Agreement (Incorporated herein by reference to Exhibit 1.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

3.1	Limited Liability Company Certificate of Formation dated August 10, 2022 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

3.2	Limited Liability Company Agreement of MDB Capital Holdings, LLC dated November 9, 2022 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on July 20, 2023).

4.1	Form of Registrant’s Class A Common Share certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

4.2	Form of Selling Agent’s Warrant (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 as filed on July 20, 2023).

4.3*	Description of Capital Stock.

10.1	Form of Indemnification Agreement by and between the registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.2	2022 Equity Incentive Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.3	Form of RSU Award Agreement under 2022 Equity Incentive Award Plan for grants after July 1, 2022 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.4+	Employment Agreement by and between the registrant and Christopher Marlett, dated April 15, 2022 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.5+	Employment Agreement by and between the registrant and Mo Hayat, dated April 15, 2022 (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.6	MDB Capital, S.A. Service Agreement, dated January 1, 2022, as amended and restated June 1, 2023 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on July 20, 2023).

10.7	Form of Warrant issued June 22, 2022 to placement agents in the June Private Offering (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 as filed on July 20, 2023).

14.1	Code of Business Code and Ethics (October 2022 (incorporated herein by reference to Exhibit 14.1 to the Registration Statement on Form S-1 as filed on July 20, 2023).

19.1	Insider Trading Policy, 2023 (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K for Fiscal Year 2023, filed March 29, 2024).

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Clawback Policy 2023 (incorporated herein by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the Fiscal Year 2023, filed March 29, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

81