Form 10-Q
period 2025-03-31
MDB Capital Holdings, LLC
filed 2025-05-12
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2025, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,950,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

Cash and cash equivalents	$19,551,997	$20,437,492
Cash segregated in compliance with regulations	471,381	843,741
Related party receivables	86,764	63,759
Clearing deposits	1,015,049	1,737,771
Prepaid expenses and other current assets	473,725	513,249
Investment securities, at fair value (held by our licensed broker dealer) (Note 2)	5,385,918	5,858,336
Equity method investment	40,891,050	41,763,568
Deferred costs related to deferred revenue	47,310	26,638
Property and equipment, net	84,836	90,491
Operating lease right-of-use assets, net	618,388	641,354
Total assets	$68,626,418	$71,976,399

LIABILITIES AND EQUITY
Accounts payable	$375,994	$323,926
Accrued expenses	170,718	72,188
Related party payables	33,567	22,842
Payables to customers	372,880	772,565
Payables to non-customers	-	41
Operating lease liabilities	686,861	711,503
Total liabilities	1,640,020	1,903,065
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 4,950,632 and 4,950,632 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-

Paid-in-capital	72,235,787	68,720,930
Accumulated (deficit) income	(5,145,287)	1,442,075
Total MDB Capital Holdings, LLC Members’ equity	67,090,500	70,163,005
Non-controlling interest	(104,102)	(89,671)
Total equity	66,986,398	70,073,334
Total liabilities and equity	$68,626,418	$71,976,399

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(1,462,842)	$(747,268)
Fee income (from our licensed broker dealer)	2,140,238	-
Other operating income	150,702	86,879
Total operating income (loss), net	828,098	(660,389)

Operating costs:
General and administrative costs:
Compensation	4,336,016	4,892,675
Operating expense, related party	455,358	320,292
Professional fees	788,733	919,089
Information technology	249,920	205,991
Clearing and other charges	288,648	2,036
General and administrative-other	619,327	669,126
Total general and administrative costs	6,738,002	7,009,209
Research and development costs, net of grants amounting to $0 and $793,540	-	277,582
Total operating costs	6,738,002	7,286,791
Net operating loss	(5,909,904)	(7,947,180)
Other income:
Interest income	180,629	337,852
Net loss before income taxes	(5,729,275)	(7,609,328)
Income taxes	-	-
Net loss before equity method investee	(5,729,275)	(7,609,328)
Equity in loss of equity method investee	(872,518)	-
Net loss	(6,601,793)	(7,609,328)
Net loss attributable to non-controlling interests	(14,431)	(393,903)
Net loss attributable to MDB Capital Holdings, LLC	$(6,587,362)	$(7,215,425)
Loss per share attributable to MDB Capital Holdings, LLC:
Loss per Class A common share – basic and diluted	$(0.66)	$(0.78)
Weighted average of Class A common shares outstanding – basic and diluted	4,950,632	4,295,632
Loss per Class B common share – basic and diluted	$(0.66)	$(0.78)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2025 and 2024

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2024	4,950,632	$-	5,000,000	$-	$68,720,930	$1,442,075	$(89,671)	$70,073,334
Stock-based compensation	-	-	-	-	3,514,857	-	-	3,514,857
Net loss	-	-	-	-	-	(6,587,362)	(14,431)	(6,601,793)
Balance, March 31, 2025	4,950,632	$-	5,000,000	$-	$72,235,787	$(5,145,287)	$(104,102)	$66,986,398

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102
Stock-based compensation	-	-	-	-	3,699,998	-	142,810	3,812,808
Net loss	-	-	-	-	-	(7,215,425)	(393,903)	(7,609,328)
Balance, March 31, 2024	4,295,632	$-	5,000,000	$-	$53,075,777	$(19,308,352)	$(243,843)	$33,523,582

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,601,793)	$(7,609,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on investment securities, net	1,462,842	747,268
Stock-based compensation	3,514,857	3,812,809
Accretion of investments at amortized cost (U.S Treasury Bills)	-	(305,047)
Proceeds from sale of investment securities, at fair value (made by our licensed broker dealer)	-	25,129
Depreciation of property and equipment	5,655	62,792
Deferred costs related to revenue	(20,672)	(72,175)
Warrants received as part of investment banking deal	(990,426)	-
Accretion of deferred grant reimbursement	-	(13,173)
Portion of loss from equity investment	872,518	-
Change in ROU Asset	22,966	84,560
Change in lease liability	(24,642)	(75,934)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	-	(229,292)
Related party receivables	(23,005)	-
Prepaid expenses and other current assets	39,524	(76,810)
Clearing deposits	722,722	(443,740)
Increase (decrease) in -
Accounts payable	52,070	338,567
Payables to non-customers	(41)	1,212,595
Payables to customers	(399,685)	871,907
Related party payables	10,725	-
Accrued expenses	98,530	(589,225)
Net cash used in operating activities	(1,257,855)	(2,259,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	-	12,066,207
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	-	(8,483,911)
Deferred grant reimbursement	-	6,379
Purchases of property and equipment	-	(143,152)
Net cash provided by investing activities	-	3,445,523

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred costs of initial public offering	-	(91,507)
Net cash used in financing activities	-	(91,507)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,257,855)	1,094,919

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	21,281,233	7,357,687

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$20,023,378	$8,452,606

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$990,426	$-
Deferred costs of initial public offering	$-	$106,135

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$19,551,997	$20,437,492
Cash segregated in compliance with regulations	471,381	843,741
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$20,023,378	$21,281,233

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2025 and 2024

1. Organization and Description of Business

MDB Capital Holdings, LLC (“the Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), one majority owned subsidiary, MDB Minnesota One (“M1”), and one minority owned company eXoZymes Inc., formerly known as Invizyne Technologies, Inc., (“eXoZymes”), that was majority owned and is consolidated up to until November 14, 2024, when eXoZymes issued securities in its IPO and no longer majority owned by MDB.

MDB Management is principally an “administrative” entity whose purpose is to conduct, and wherever possible, to consolidate shared services/resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 (“Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Texas State Securities Board. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures.

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’, due diligence functions on the intellectual property of partner and prospective partner companies, and creates an intellectual property roadmap for such partner companies. PatentVest also provides intellectual property validation services for other clients.

M1 is a majority owned subsidiary and was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from an affiliate of the Mayo Clinic organization, the Mayo Foundation for Medical Education and Research.

On September 20, 2023, MDB completed an initial public offering “IPO”, consisting of the sale of 1,666,666 shares of Class A Common Shares at $12.00 per share, for gross proceeds of $19,999,992. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16,667 shares of Class A Common Shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65,411.

On July 1, 2024, the founding ownership of M1 had MDB owning 67% and Mayo Foundation for Medical Education and Research (“Mayo”) owning 33% of the issued and outstanding common stock. M1 was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo. After the initial formation of M1 and finalization and entry into a license agreement between Mayo and M1, MDB entered into a Term Equity Purchase Agreement (“Purchase Agreement”) to provide capital for operations of M1 in exchange for the issuance of shares of common stock of M1 to MDB (see note 11 for the description of the license agreement).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the accounts of the Company and wholly-owned and majority owned subsidiaries. The financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2024, and related notes were derived from the audited condensed consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year or any future period. The financial information should be read in conjunction with the Company’s audited condensed consolidated financial statements for the year ended December 31, 2024. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at March 31, 2025 and 2024, relate to the interests of third parties in the majority owned subsidiaries.

The managing members of the Company have a controlling interest in MDB Capital, S.A., a company organized and based in Nicaragua. As the Company does not have a controlling financial interest in this entity, and management has determined PatentVest, S.A. is not a variable interest entity and as such should not be consolidated as it has no ownership interests nor is a variable interest, so has excluded this entity from the Company’s financial statements. It is the Company’s policy to reevaluate this conclusion on an annual basis or if there are significant changes in ownership.

Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries Public Ventures, MDB Management, PatentVest, and M1 are Subchapter C-corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the valuation of investment securities, valuing equity instruments issued for services, stock-based compensation and the realization of any deferred tax assets.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to opt out of the extended transition periods.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three ended March 31, 2025 and 2024.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At March 31, 2025, the Company had $471,381 of segregated cash consisting of funds held in reserve for customers. At December 31, 2024, the Company had $843,741 of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At March 31, 2025 and December 31, 2024, these deposits totaled $1,015,049 and $1,737,771.

Prepaid Expenses and Other Current Assets

The Company has the following prepaid and other expenses totaling for the periods ending March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Acquired intangible assets	$43,500	$43,500
Prepaid professional fees	50,000	50,000
Security deposits totaling	47,380	18,628
Prepaid insurance	106,450	159,675
Other current assets	61,400	89,840
Various prepaid expenses	164,995	151,606
Total prepaid and other expenses	$473,725	$513,249

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient option for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

The Company has elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Stock-based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. The Company recognized stock-based compensation expense using the straight-line method over the requisite service period. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. The Company records a liability for the tax withholding to be paid by it as a reduction to Additional paid-in capital.

Investment Securities

The Company strategically invests funds in U.S. Treasury Bills, early-stage technology companies, and equity securities and options of publicly traded and privately held companies. The Company classifies investment securities as either investment securities, at amortized cost, investment securities, at fair value, or investment securities, at cost less impairment.

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

Investment securities are as follows:

There were no securities at amortized cost on March 31, 2025 and December 31, 2024.

Broker/Dealer Securities

	March 31, 2025	December 31, 2024
Investment securities, at fair value:
Common stock of publicly traded companies	$2,194,542	$2,527,871
Warrants of publicly traded companies	3,191,376	3,330,465
Investment securities, at fair value	$5,385,918	$5,858,336

For investment securities at fair value, net unrealized loss of $1,462,842 and $747,268, were recognized in the statements of operations for three-months ended March 31, 2025 and 2024, respectively.

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of March 31, 2025 and December 31, 2024, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented as of the balance sheet date. This is primarily attributed to the short-term maturities of these instruments.

Investment securities, at amortized cost: The fair value of U.S. Treasury Bills classified as held-to-maturity investment securities is based on the market price and is classified as Level 1 of the fair value hierarchy.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis is as follows:

Investment securities: Public equity securities are assessed for valuation at the close of each period. Warrants are valued using the Black-Scholes model, which considers the stock price at the date of the valuation, the warrants strike price, the term to expiry, the risk-free rate of return, and the expected volatility of the underlying stock.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities–- common stock	$2,194,542	$-	$-	$2,194,542

Investment Securities (held by our licensed broker dealer)	Warrants	-	237,446	2,953,930	3,191,376

Total assets measured at fair value (held by our licensed broker dealer)		$2,194,542	$237,446	$2,953,930	$5,385,918

During the three months ended March 31, 2025, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2024	$2,662,719

Receipt from investment banking fees	990,426
Realized gains	-
Unrealized losses	(699,215)
Sales or distribution
Purchases	-
March 31, 2025	$2,953,930

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of March 31, 2025.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted-Average

Warrants	$2,897,280	Black Scholes	Volatility	98.22-99.26%	98.50%

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities–- common stock	$2,527,871	$-	$-	$2,527,871

Investment Securities (held by our licensed broker dealer)	Warrants	-	667,746	2,662,719	3,330,465

Total assets measured at fair value (held by our licensed broker dealer)		$2,527,871	$667,746	$2,662,719	$5,858,336

During the three months ended December 31, 2024, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2023	$3,133,458

Receipt from investment banking fees	-
Realized gains	-
Unrealized losses	(470,739)
Sales or distribution
Purchases	-
December 31, 2024	$2,662,719

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of December 31, 2024.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted-Average

Warrants	$2,662,719	Black Scholes	Volatility	111.03%	111.03%

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

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of March 31, 2025, there was $2,104,049 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of March 31, 2025 and December 31, 2024, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all material covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024

Laboratory equipment	$-	$-
Furniture and fixtures	-	-
Developed software	113,114	113,114
Leasehold improvements	-	-
Total property and equipment	113,114	113,114
Less: Accumulated depreciation	(28,278)	(22,623)
Property and equipment, net	$84,836	$90,491

Revenue

The Company generates revenue primarily from providing brokerage, placement agent and underwriting services through Public Ventures. PatentVest and M1 are operating companies and have had limited activity during the three months ended March 31, 2025 and 2024.

Brokerage revenues consist of (i) trade-based commission income from executed trade orders, (ii) net realized gains and losses from proprietary trades, and (iii) other income consisting primarily of stock loan income earned on customer accounts. Public Ventures recognizes revenue from trade-based commissions and other income when performance obligations are satisfied through the transfer of control, as specified in the contract, of promised services to the customers of Public Ventures. Commissions are recognized on a trade date basis. Public Ventures believes that each executed trade order represents a single performance obligation that is fulfilled on the trade date because that is when the underlying financial instrument is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer. When another party is involved in transferring a good or service to a customer, Public Ventures assesses whether revenue is presented based on the gross consideration received from customers (principal) or net of amounts paid to a third party (agent). Public Ventures has determined that it is acting as the principal as the provider of the brokerage services and therefore records this revenue on a gross basis. Clearing, custody and trade administration fees incurred from the Company’s clearing firm, are recorded effective as of the trade date. The costs are treated as fulfillment costs and are recorded in operating expenses in the condensed consolidated statements of operations.

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three months ended March 31, 2025 and 2024, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of March 31, 2025, the Company did not have any contract assets or liabilities related to these revenues on its condensed consolidated balance sheets.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of March 31, 2025 and 2024, Public Ventures did not have any contract assets or liabilities related to these revenues in its condensed consolidated balance sheet.

During the three months ended March 31, 2025 and 2024, respectively, the Company’s technology development segment revenue had no revenue.

PatentVest recognizes revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. PatentVest enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation for the entire contract or a portion of the contract. When performance obligations are combined into a single contract, PatentVest utilizes stand-alone selling prices to allocate the transaction price among the performance obligations.

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

PatentVest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2023	$-
Amounts billed but not recognized	100,000
Revenue recognized	80,000
Balance as of March 31, 2024	20,000
Amounts billed but not recognized	-
Revenue recognized	20,000
Balance as of December 31, 2024	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2025	$-

Research Grants

On November 14, 2024 eXoZymes was deconsolidated from the Company’s condensed consolidated financial statements. As all grant-related costs were associated with eXoZymes, no grant-related figures are reported for 2025. eXoZymes receives grant reimbursements, which are netted against research and development expenses in the condensed consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion recorded as deferred grant reimbursements and included in liabilities in the condensed consolidated balance sheet.

Grants function on a reimbursement model are accounted for using the accrual method. They are treated as reductions to expenses, corresponding to the amount of disbursements and obligations eligible for reimbursement. These are for permissible expenses incurred as of March 31, 2024. The reimbursements are anticipated to be received from the respective funding entities in the following year. Management considered such receivables at March 31, 2024, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed consolidated financial statements.

Summary of grants receivable activity for the three-months ended March 31, 2024 is presented below:

2024

Balance at beginning of period	$882,319
Grant costs expensed	674,158
Grants for equipment purchased	6,379
Grant fees	28,163
Grant funds received	(479,408)
Balance at end of period	$1,111,611

The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants have commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes, formerly known as Invizyne Technologies, Inc., conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s condensed consolidated statement of operations. For the three-months ended March 31, 2024, respectively, grants amounting to $674,158 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the three-months ended March 31, 2024, respectively, totaled $708,700.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’ technology. For the three-months ended March 31, 2025 and 2024, research and development costs prior to offset of the grants amounted to $0 and $986,282, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $16,002 and $73,297 for the three-months ended March 31, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs.

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

For the three months ended March 31, 2025, the Company’s technology development segment consisted of a single subsidiary, M1, a research and development stage company focused on developing a small molecule senescence platform started in July 2024. For the three months ended March 31, 2024, the technology segment included one subsidiary, eXoZymes, a research and development stage synthetic biology company. eXoZymes was consolidated in the Company’s Statement of Operations through November 14, 2024, at which point it was deconsolidated and subsequently accounted for as an equity method investment.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported in the Other column in the table below

The following sets forth the long-lived assets and total assets by segment at March 31, 2025:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$132,146	$-	$618,388	$-	$750,534
Total assets	$21,595,157	$3,311	$47,027,950	$-	$68,626,418

The following sets forth statements of operations by segment for the three-months March 31, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(1,462,842)	$-	$-	$-	$(1,462,842)

Fee income (from our licensed broker dealer) (2)	2,140,238	-	-	-	2,140,238
Other operating income (3)	150,702	-	-	-	150,702
Total operating income, net	828,098	-	-	-	828,098

Operating costs:
General and administrative costs:
Compensation	778,067	-	3,557,949	-	4,336,016
Operating expense, related party	360,546	-	94,812	-	455,358
Professional fees	272,114	44,789	471,830	-	788,733
Information technology	229,898	-	20,022	-	249,920
Clearing and other charges	288,648	-	-	-	288,648
General and administrative-other	206,188	-	413,139	-	619,327
General and administrative costs	2,135,461	44,789	4,557,752	-	6,738,002
Research and development costs	-	-	-	-	-
Total operating costs	2,135,461	44,789	4,557,752	-	6,738,002
Net loss	(1,307,363)	(44,789)	(4,557,752)	-	(5,909,904)
Other income and expense:
Miscellaneous income				-
Interest expense	(247,500)	-	-	247,500	-

Interest income	115,115	-	313,014	(247,500)	180,629
Loss before income taxes	(1,439,748)	(44,789)	(4,244,738)	-	(5,729,275)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(1,439,748)	(44,789)	(4,244,738)	-	(5,729,275)
Equity in loss of equity method investee	-	-	(872,518)	-	(872,518)
Net loss	(1,439,748)	(44,789)	(5,117,256)	-	(6,601,793)
Net loss attributable to non-controlling interests	-	(14,431)	-	-	(14,431)
Net loss attributable to MDB Capital Holdings, LLC	$(1,439,748)	$(30,358)	$(5,117,256)	$-	$(6,587,362)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2024:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$90,491	$-	$641,354	$-	$731,845
Total assets	$21,754,504	$849	$50,221,046	$-	$71,976,399

The following sets forth statements of operations by segment for the three-months March 31, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (1)	$(747,268)	$-	$-	$-	$(747,268)
Other operating income (2)	86,879	-	-	-	86,879
Total operating loss, net	(660,389)	-	-	-	(660,389)

Operating costs:
General and administrative costs:
Compensation	679,907	390,043	3,822,725	-	4,892,675
Operating expense, related party	243,876	-	76,416	-	320,292
Professional fees	145,907	256,563	516,619	-	919,089
Information technology	180,914	3,891	21,186	-	205,991
Clearing and other charges	2,036	-	-	-	2,036
General and administrative-other	218,936	80,378	369,812	-	669,126
General and administrative costs	1,471,576	730,875	4,806,758	-	7,009,209
Research and development costs	-	277,582	-	-	277,582
Total operating costs	1,471,576	1,008,457	4,806,758	-	7,286,791
Net operating loss	(2,131,965)	(1,008,457)	(4,806,758)	-	(7,947,180)
Other income and expense:
Interest expense	(110,625)	-	-	110,625	-
Interest income	52,459	-	285,393	-	337,852
Loss before income taxes	(2,190,131)	(1,008,457)	(4,521,365)	110,625	(7,609,328)
Income tax expense	-	-	-	-	-
Net Loss	(2,190,131)	(1,008,457)	(4,521,365)	110,625	(7,609,328)
Net loss attributable to non-controlling interests	-	(393,903)	-	-	(393,903)
Net loss attributable to MDB Capital Holdings, LLC	$(2,190,131)	$(614,554)	$(4,521,365)	$110,625	$(7,215,425)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

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

Class A Common Shares – 95,000,000 shares authorized, 4,950,632 shares issued and outstanding as of March 31, 2025 and December 31, 2024. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5,000,000 shares authorized, 5,000,000 issued and outstanding as of March 31, 2025 and December 31, 2024. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

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

Non-Controlling Interests (NCI)

For the three months ended March 31, 2025, the Company held a weighted average of 67.78% ownership interest in M1, with the remaining 32.22% representing NCI. In comparison, for the three months ended March 31, 2024, the Company held a 60.94% ownership interest in eXoZymes, with 39.06% held by NCI. eXoZymes was consolidated in the Company’s financial statements during the first quarter of 2024. However, effective November 14, 2024, eXoZymes was deconsolidated and is now accounted for under the equity method. As a result, NCI related to eXoZymes were removed from the consolidated financial statements as of that date.

During each period, controlling and NCI changes as a result of capital infusions from the Company. For the three months ended March 31, 2025 there were $55,896 of capital infusions. For the three months ended March 31, 2024, there were no capital infusions. The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the NCI owner. As of March 31, 2025, the Company’s equity interest in M1 was changed from 67.52% to 67.87%, and the remaining equity interest was owned by the NCI as presented below. As of March 31, 2024, the Company’s equity interest in eXoZymes was 60.94%, and the remaining equity interest was owned by the NCI as presented below:

	For the Three Months Ended March 31,
	2025	2024

Non-controlling companies net loss	$(44,789)	$(1,008,457)
Weighted average non-controlling percentage	32.22%	39.06%
Net loss non-controlling interest	$(14,431)	$(393,903)
Prior period balance	(89,671)	7,250
Stock-based compensation	-	142,810
Ending period balance	$(104,102)	$(243,843)

If there is a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock based compensation, a change of the non-controlling ownership is recognized based on the amount invested as required, and per ASC 810-45-21A, the carrying amount of the NCI is adjusted to reflect the change in the non-controlling ownership in the subsidiary’s net assets. Since there was a change in the equity, a reclassification of the NCI in the subsidiary’s net assets is required and reflected in the ending period balance above.

5. Equity Method Investment

On November 14, 2024, eXoZymes underwent an initial public offering in which MDB’s ownership interest in eXoZymes decreased from 60% to 47%. MDB and eXoZymes deconsolidated the financial statements as the investment in eXoZymes fell below 50% majority ownership.

The fair value of the equity method investment was determined based on the number of eXoZymes shares held by MDB and the market price of eXoZymes stock on the deconsolidation date. This valuation also included the estimated fair value of warrants held in eXoZymes, along with an assessment of the investment for any potential impairment.

The Company’s portion of the net loss for the three-months ended March 31, 2025 was $872,518. As of March 31, 2025, MDB owned 3,931,133 shares of eXoZymes shares, representing a 47% ownership of eXoZymes.

The following summarizes the Company’s equity method investment:

Carrying Amount
December 31, 2024, beginning balance	$41,763,568
Portion of loss from eXoZymes	(872,518)
March 31, 2025, carrying amount	$40,891,050

6. Stock-Based Compensation

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units vested 20% of one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then vesting would be at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested would fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU began to vest upon the completion of the initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company will be expensing the RSUs based on the average expense over the vesting period. In 2024 an additional 295,000 RSUs were granted, 320,000 RSUs were either canceled or forfeited, and 655,000 RSUs vested. The total unrecognized compensation expense based on the shares price sold in the private placement as of March 31, 2025 was $21,208,270. During the three months ended March 31, 2025 5,000 RSUs were canceled due to holder leaving the Company.

On April 19, 2022 the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest 20% of one-half of the total number of RSUs, by each individual person, starting on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, October 20, 2024, when a Class A Share has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or a Class A Shares has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the date of grant until vested. As these RSUs did not begin to vest until the completion of an initial public offering, which was completed on September 20, 2023, by the Company, which was outside of the control of the Company, compensation expense related to these RSUs has been recorded. The estimated unrecognized compensation expense for performance/market vesting RSUs is $9,053,873.

A summary of restricted stock unit activity during the three-months ended March 31, 2025 and 2024 is presented below:

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at March 31, 2024	3,675,000	$10.00	2,000,000	$7.91
Granted	295,000	$8.71	-	-
Exercised	(655,000)	$10.00	-	-
Expired/Cancelled	(320,000)	$9.73	-	-
Restricted stock units outstanding at December 31, 2024	2,995,000	$9.90	2,000,000	$7.91
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	(5,000)	9.15	-	-
Restricted stock units outstanding at March 31, 2025	2,990,000	$9.90	2,000,000	$7.91

Restricted stock units at March 31, 2024	-	$-	-	$-
Restricted stock units at March 31, 2025	655,000	$10.00	-	$-

7. Earnings Per Share

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

Basic and fully diluted earnings per share is calculated at follows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
Basic	March 31, 2025		March 31, 2024
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net loss attributable to MDB Capital Holdings, LLC	$(3,277,340)	$(3,310,022)	$(3,334,341)	$(3,881,084)

Weighted average shares outstanding – basic	4,950,632	5,000,000	4,295,632	5,000,000

Net loss per share – basic	$(0.66)	$(0.66)	$(0.78)	$(0.78)

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

8. Related Party Transactions

The principal members of the Company have a controlling interest in MDB Capital, S.A., a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the three months ended March 31, 2025 and 2024, the Company paid $455,358 and $320,792, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the three months ended March 31, 2025, PatentVest, a 100% entity owned the Company, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officers serves as a board member, Anthony DiGiandomenico, our Head of New Venture Discovery. For the three months ended March 31, 2025, there were no financial transactions recognized between the MDB Capital entities and ENDRA.

During the three months ended March 31, 2025, PatentVest, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $45,364.

During the three months ended March 31, 2025, the Company recorded related party receivables totaling $86,764, this amount is for services performed by PatentVest on behalf of eXoZymes. Additionally, the Company recorded accrued expenses of $22,176 payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2025 and 2024, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

MDB Capital dba Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At March 31, 2025 and 2024, Public Ventures had net capital of $10,184,725 and $6,285,959, respectively, which was $9,934,725 and $6,035,959 in excess of the minimum $250,000, as required by the SEC Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7,300,000. This amount, together with existing subordinated loans totaling $5,900,000 and $1,023,257 of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness

At March 31, 2025, the broker-dealer subsidiary’s ratio of aggregate indebtedness of $7,067,718 to net capital was 0.69 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $0 at March 31, 2025

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at March 31, 2025 and 2024 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the three-months ended March 31, 2025 and 2024, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of March 31, 2025 and 2024.

10. Employee Benefit Plans

MDB Management and eXoZymes both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the three-months ended March 31, 2025 and 2024. Benefits under the eXoZymes plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the three-months ended March 31, 2025 and 2024, a total of $130,977 and $189,365, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however contributions for research and development employees is included in research and expenses.

MDB Management also provides health and related benefit plans for eligible employees.

11. Exclusive License Agreement (MDB Minnesota One)

On July 1, 2024, MDB M1 entered into a Patent and Know-How License Agreement (the “License Agreement”) with Mayo for certain patent rights and associated technology pursuant to which M1 intends to develop a small molecule senescence platform. The License Agreement grants M1 rights to develop and commercialize Mayo’s patented technology and know-how for all fields of use on a worldwide basis. Under the terms of the License Agreement, M1 holds an exclusive license of patent rights and a non-exclusive license for the associated technology to make, have made, use, offer for sale, sell, and import licensed products and derivatives.

As part of initial consideration for the License Agreement, M1 issued 1,980,000 shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150,000 as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At March 31, 2025 there were no accrued royalties recorded.

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

As of March 31, 2025 the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

If M1 materially breaches the terms of the License Agreement, and such material breach remains uncured after an opportunity to cure, Mayo may terminate the License Agreement.

12. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the balance sheets for all leases with terms longer than twelve months. The Company has one operating lease, with no variable lease costs, and no finance leases as of March 31, 2025 and December 31, 2024.

On July 1, 2022 the Company executed a lease for new office space in the Dallas, Texas metropolitan area, and took occupancy December 20, 2022. The lease with a term of 91 months, commenced December 20, 2022 and ends on July 20, 2030, without an option to extend. The initial base rent was $12,556 per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13,937 per month.

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

	March 31, 2025	December 31, 2024

Operating leases:
Right-of-use assets	$618,388	$641,354
Operating lease liabilities	$686,861	$711,503

Weighted average remaining lease term in years	5.25	5.50
Weighted average discount rate	7.80%	7.80%

Cash paid for amounts included in the measurement of lease liabilities	$38,357	$152,048
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Operating lease cost	$36,682	$146,727
Short-term lease costs	22,967	87,246
Total operating lease costs	$59,649	$233,973

Future payments due under operating leases as of March 31, 2025 are as follows:

Year	Amount
Remainder of 2025	$116,453
2026	157,573
2027	160,336
2028	163,098
2029	165,860
2030	92,912
Total	$856,232
Less effects of discounting	(169,371)
Total operating lease liabilities	$686,861

13. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries Public Ventures, MDB Management, PatentVest, and M1 are Subchapter C-corporations subject to federal and state income taxes.

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the three months ended March 31, 2025, and March 31, 2024, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the three months ended March 31, 2025, and March 31 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2024, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of March 31, 2025, and March 31, 2024. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

14. Subsequent Events

On April 28, 2025, Mo Hayat, Chris Marlett, George Brandon, and Anthony DiGiandomenico voluntarily relinquished their outstanding restricted stock units (RSUs) in exchange for stock options for an equivalent number of Class A shares and similar verting schedules. This exchange was executed as part of a broader equity compensation strategy aimed at aligning long-term incentives with shareholder value creation. The terms of the stock options, including exercise price and vesting schedules, were approved by the Company’s Board of Directors in accordance with the existing equity incentive plan and Section 16 of the Exchange Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MDB Capital Holdings, LLC (the “Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), has one majority-owned partner company MDB Minnesota One, Inc. (“MDB Minnesota One”), and one minority owned company eXoZymes Inc., formerly known as Invizyne Technologies, Inc., (“eXoZymes”), that was majority owned and is consolidated up to until November 14, 2024, when eXoZymes issued securities in its IPO and no longer majority owned by MDB.

MDB Management is principally an “administrative” entity whose purpose is to conduct, and wherever possible, to consolidate shared services/resources, for our US-based operations.

Public Ventures is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA and the Texas State Securities Board. Public Ventures is managed by Christopher A. Marlett, who is also a founder of MDB. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures. Public Ventures also operates as a self-clearing broker dealer, and began carrying accounts for customers in January 2024.

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’ due diligence functions on the intellectual property of partner and prospective partner companies and creates an intellectual property roadmap for such partner companies. PatentVest also provides intellectual property validation services for other clients.

M1 is a majority owned subsidiary and was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from the Mayo Foundation for Medical Education and Research (“Mayo”).

On November 14, 2024, eXoZymes completed its initial public offering (IPO), in which it sold common stock, reducing the Company’s ownership interest from approximately 60% to 47%. As a result, effective November 14, 2024, eXoZymes became a minority owned company and is now accounted for under the equity method of accounting.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: (i) the broker dealer and intellectual property service segment and (ii) the technology development segment.

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(1,462,842)	$(747,268)	$(715,574)	(95.8)%
Fee income (from our licensed broker dealer)	2,140,238	-	2,140,238	100.0%
Other operating income	150,702	86,879	63,823	73.5%
Total operating income (loss), net	828,098	(660,389)	1,488,487	225.4%

Operating costs:
General and administrative costs:
Compensation	4,336,016	4,892,675	(556,659)	(11.4)%
Operating expense, related party	455,358	320,292	135,066	42.2%
Professional fees	788,733	919,089	(130,356)	(14.2)%
Information technology	249,920	205,991	43,929	21.3%
Clearing and other charges	288,648	2,036	286,612	14,077.2%
General and administrative-other	619,327	669,126	(49,799)	(7.4)%
Total general and administrative costs	6,738,002	7,009,209	(271,207)	(3.9)%
Research and development costs, net of grants amounting to $0 and $708,700	-	277,582	(277,582)	(100.0)%
Total operating costs	6,738,002	7,286,791	(548,789)	(7.5)%
Net operating loss	(5,909,904)	(7,947,180)	2,037,276	25.6%
Other income:
Interest income	180,629	337,852	(157,223)	46.5%
Loss before income taxes	(5,729,275)	(7,609,328)	1,880,053	24.7%
Income taxes	-	-	-	0.0%
Net loss before equity method investee	(5,729,275)	(7,609,328)	1,880,053	24.7%
Equity in loss of equity method investee	(872,518)	-	(872,518)	100.0%
Net loss	(6,601,793)	(7,609,328)	1,007,535	13.2%
Net loss attributable to non-controlling interests	(14,431)	(393,903)	379,472	96.3%
Net loss attributable to MDB Capital Holdings, LLC	$(6,587,362)	$(7,215,425)	$628,063	8.7%

Operating Income. For the three-month periods ending March 31, 2025, and 2024, the Company generated operating income primarily due to investment banking activity completed in February 2025, this was offset to unrealized losses in the broker-dealer and intellectual property service segments. There was other income generated from operational fees within the same segments.

General and Administrative Costs. During the three-month period ended March 31, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the decrease in compensation expense was attributable to the deconsolidation of eXoZymes, as well as the forfeiture of restricted stock options during the period, this was offset by cash raises that were distributed in May 2024.
●	Related Party Operating Expenses: The increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: The decrease compared to the prior period was largely due to a reduction in audit and consulting fees that were primarily associated with fiscal year 2023 reporting activities.
●	Information Technology Costs: Costs increased from the prior period, driven by higher expenses incurred for self-clearing operations.
●	Clearing and Other Charges: The increase is in line with broker-dealer activity, as these costs generally correlate with fee-generating transactions, which compared to the prior period had no fee-generating transactions.
●	Other General and Administrative Costs: The primary driver for the decrease in general and administrative expenses was the deconsolidation of eXoZymes, which resulted in the removal of related operating costs from the condensed consolidated financials.

Research and Development Costs. The research and development costs were incurred by the Company’s technology development segment. For the three-month period ended March 31, 2025, R&D expenses decreased compared to the same period in the prior year, due to the deconsolidation of eXoZymes.

Other Income and Expense. For the three-month period ended March 31, 2025, the decrease in other income compared to the same period in the prior year was the result of less interest generated on U.S. Treasury Bill interest from cash used on operating activities during the year. The increase in equity in loss of equity method investee was due to recording the net loss for eXoZymes as equity investee.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three Months Ended March 31, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(1,462,842)	$(747,268)	$(715,574)	(95.8)%
Fee income (from our licensed broker dealer) (2)	2,140,238	-	2,140,238	100.0
Other operating income	150,702	86,879	63,823	73.5%
Total operating income (loss), net	828,098	(660,389)	1,488,487	225.4%

Operating costs:
General and administrative costs:
Compensation	778,067	679,907	98,160	14.4%
Operating expense, related party	360,546	243,876	116,670	47.8%
Professional fees	272,114	145,907	126,207	86.5%
Information technology	229,898	180,914	48,984	27.1%
Clearing and other charges	288,648	2,036	286,612	14,077.2%
General and administrative-other	206,188	218,936	(12,748)	(5.8)%
Total General and administrative costs	2,135,461	1,471,576	663,885	45.1%
Research and development costs	-	-	-	-
Total operating costs	2,135,461	1,471,576	663,885	45.1%
Net operating loss	(1,307,363)	(2,131,965)	824,602	38.7%
Other income:
Interest expense	(247,500)	(110,625)	(136,875)	(123.7)%
Interest income	115,115	52,459	62,656	119.4%
Loss before income taxes	(1,439,748)	(2,190,131)	750,383	34.3%
Income taxes	-	-	-	0.0%
Net loss	$(1,439,748)	$(2,190,131)	$750,383	34.3%

Operating Income. For the three-month periods ending March 31, 2025, and 2024, the Company generated operating income primarily due to investment banking activity completed in February 2025, this was offset to unrealized losses in the broker-dealer and intellectual property service segments. There was other income generated from operational fees within the same segments.

General and Administrative Costs. During the three-month periods ended March 31, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense compared to the prior period was primarily driven by salary increases that took effect in May 2024.
●	Related Party Operating Expenses: The increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: The increase compared to the prior period was largely due to consulting activities and audit costs for the self-clearing operations.
●	Information Technology Costs: Costs increased from the prior period, driven by higher expenses incurred for self-clearing operations.
●	Clearing and Other Charges: The increase is in line with broker-dealer activity, as these costs generally correlate with fee-generating transactions, which compared to the prior period had no fee-generating transactions.
●	Other General and Administrative Costs: The reduction in costs for the three-month period ending March 31, 2025, was negligible compared to the same period in the previous year.

Other Income. The increase in other income for the three-month periods ending March 31, 2025, can be attributed to the growth in bank interest income, stemming from an increase in the cash balance.

Technology Development Segment (M1 and eXoZymes) Results of Operations for the Three Months Ended March 31, 2025 and 2024

	2025	2024	$ Change	% Change
Total operating income	$-	$-	$-	0.0%

Operating costs:
General and administrative costs:
Compensation	-	390,043	(390,043)	(100.0)%
Professional fees	44,789	256,563	(211,774)	(82.5)%
Information technology	-	3,891	(3,891)	(100.0)%
General and administrative-other	-	80,378	(80,378)	(100.0)%
Total general and administrative costs	44,789	730,875	(686,086)	(93.9)%
Research and development costs, net of grants amounting to $708,700 and $793,540	-	277,582	(277,582)	(100.0)%
Total operating costs	44,789	1,008,457	(963,668)	(95.6)%
Net operating loss	(44,789)	(1,008,457)	963,668	95.6%
Other income:
Interest income	-	-	-	0.0%
Loss before income taxes	(44,789)	(1,008,457)	963,668	95.6%
Income taxes	-	-	-	-
Net loss	(44,789)	(1,008,457)	963,668	95.6%
Net loss attributable to non-controlling interests	(14,431)	(393,903)	379,472	96.3%
Net loss attributable to controlling interests	$(30,358)	$(614,554)	$584,196	95.1%

Operating Income. There was no activity during the periods ended March 31, 2025 and 2024.

General and Administrative Costs. During the three-month periods ended March 31, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense was attributable to the deconsolidation of eXoZymes.
●	Professional Fees: The increase in The decrease in professional fees was attributable to the deconsolidation of eXoZymes, that was offset by legal fees for M1.
●	Information Technology Costs: The decrease in information technology costs was attributable to the deconsolidation of eXoZymes.
●	Other General and Administrative Costs: The decrease in general and administrative costs was attributable to the deconsolidation of eXoZymes.

Research and Development Costs. The research and development costs were incurred by the Company’s technology development segment. For the three-month period ended March 31, 2025, R&D expenses decreased compared to the same period in the prior year, due to the deconsolidation of eXoZymes.

Condensed Consolidated Balance Sheets March 31, 2025 and December 31, 2024

	March 31, 2025 (unaudited)	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$19,551,997	$20,437,492	$(885,495)	(4.3)%
Cash segregated in compliance with regulations	471,381	843,741	(372,360)	(44.1)%
Receivables to related party	86,764	63,759	23,005	36.1
Clearing deposits	1,015,049	1,737,771	(722,722)	(41.6)%
Prepaid expenses and other current assets	473,725	513,249	(39,524)	(7.7)%
Investment securities, at fair value (held by our licensed broker dealer)	5,385,918	5,858,336	(472,418)	(8.1)%
Equity method investment	40,891,050	41,763,568	(872,518)	(2.1)%
Deferred costs related to deferred revenue	47,310	26,638	20,672	77.6%
Property and equipment, net	84,836	90,491	(5,655)	(6.2)%
Operating lease right-of-use assets, net	618,388	641,354	(22,966)	(3.6)%
Total assets	$68,626,418	$71,976,399	$(3,349,981)	(4.7)%

LIABILITIES AND EQUITY
Accounts payable	$375,994	$323,926	$52,068	16.1%
Accrued expenses	170,718	72,188	98,530	136.5%
Payables to non-customers	-	41	(41)	(100.0)%
Payables to customers	372,880	772,565	(399,685)	51.7%
Payables to related party	33,567	22,842	10,725	47.0%
Operating lease liabilities	686,861	711,503	(24,642)	(3.5)%
Total liabilities	1,640,020	1,903,065	(263,045)	(13.8)%
Equity:
Paid-in-capital	72,235,787	68,720,930	3,514,857	5.1%
Accumulated (deficit) income	(5,145,287)	1,442,075	(6,587,362)	(456.8)%
Total MDB Capital Holdings, LLC Members’ equity	67,090,500	70,163,005	(3,072,505)	(4.4)%
Non-controlling interest	(104,102)	(89,671)	(14,431)	(16.1)%
Total equity	66,986,398	70,073,334	(3,086,936)	(4.4)%
Total liabilities and equity	$68,626,418	$71,976,399	$(3,349,981)	(4.7)%

Financial Condition: Overall, the reduction in assets was primarily attributed to their utilization for operational activities during the period. The decrease in cash segregated in compliance with regulations stemmed from customer deposits being moved into securities. The drop in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period, offset by the receipt of warrants for investment banking activities. Prepaid expenses remained stable compared to the previous period. The decrease in equity method investment is directly tied to the Company’s portion of the net loss. Finally, the reduction in property and equipment & right-of-use asset was due to its regular utilization.

The increase in accounts payable was primarily driven by payments for audit and legal services associated with audits and legal matters related to the annual audits. The increase in accrued expenses resulted from various expenses to be paid in 2025. Additionally, the decrease in payables to customers and non-customers stemmed from the movement of cash into securities. Finally, the reduction in lease liability was due to its routine utilization.

The decrease in equity was primarily due from net losses from previous periods.

The increase in non-controlling interest resulted from the net loss experienced by M1.

Liquidity and Capital Resources – March 31, 2025 and 2024

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below.

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(1,257,855)	$(2,259,097)
Net cash provided by investing activities	-	3,445,523
Net cash used in financing activities	-	(91,507)
Net increase (decrease) in cash and cash equivalents	$(1,257,855)	$1,094,919

At March 31, 2025, the Company had $20,174,376 of working capital. This is a decrease of $7,109,991, from the working capital of $27,284,367 that the Company had at March 31, 2024. The decrease in working capital is primarily attributed to the use of cash to fund operations for the three months ended on March 31, 2025.

Operating Activities. For the three months ended March 31, 2025, operating activities use of cash represented a combination of increased activity in the broker dealer, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

For the three months ending on March 31, 2024, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities. However, this decrease in cash was partly offset by an increase in accounts payable, grants receivable for the technology segment. Furthermore, clearing deposits, payables to customers, and payables were non-customers all increased due to the implementation of self-clearing operations. There was a decrease in the accrued expenses due to bonuses being paid in Q1 of 2024.

Investing Activities. There was no activity for the three months ended March, 31, 2025. For the three months ended March 31, 2024, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities.

Financing Activities. There was no activity for the three months ended March, 31, 2025. For the three months ended March 31, 2024, financing activities consisted of costs related to the deferred costs of the IPO of eXoZymes.

Recently Issued Accounting Pronouncements

See Note 2 in the unaudited condensed consolidated financial statements for the discussion on recently accounting pronouncements.

Critical Accounting Estimates

The preparation of financial statements in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

Revenue recognition – Investment Banking and Warrants Valuation

The Company receives income from equity underwriting and similar fees. As an underwriter and placement agent, the Company helps clients raise capital via the private placement of various types of equity and debt instruments. The fees are primarily based on the issuance price and quantity of the underlying instruments and are recognized as revenue typically upon execution of the client’s transaction. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions. If the Company did have any contract assets or liabilities related to these revenues it would be recorded on the balance sheets.

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

Summary of Business Activities and Plans

On September 20, 2023, the Company completed an initial public offering (IPO), which consisted of the sale of 1,666,666 shares of Class A common shares at $12.00 per share, for gross proceeds of $19,999,992 that was used for the development of eXoZymes, identifying and developing new partner companies, and general corporate and working capital requirements.

On June 15, 2022, the Company completed a closing of a private placement, consisting of total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, which was used for the development of eXoZymes, identifying and developing new partner companies, and general corporate and working capital requirements.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. The effect of tariffs imposed by United States and other countries and changing global trade policies should not have a direct effect on the Company but are likely to influence the overall economy. Although unclear at this time an economic recession would likely impact the general business environment and the capital markets, which could, in turn, if there is a recession, such an event could affect the Company.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

MDB Capital dba Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At March 31, 2025 and 2024, Public Ventures had net capital of $10,184,725 and $6,285,959, respectively, which was $9,934,725 and $6,035,959 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

At March 31, 2025, the Company’s ratio of aggregate indebtedness of $7,067,718 to net capital was 0.69 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debits, which was calculated as $0 at March 31, 2025.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at March 31, 2025 and 2024 have subsequently settled with no resulting material liability to Public Ventures. For the three months ended March 31, 2025 and 2024 Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of March 31, 2025 and 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Changes to United States tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

The United States has enacted and continues to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global and domestic economic conditions, whether or not there will be a recession, and the stability of global and domestic financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. As a primary part of our business is focused on financial services, that segment of our business and the value of our financial assets may be adversely impacted. These actions and policies may also adversely affect the ability of our subsidiaries to carry on their respective businesses. Although it is not yet possible to assess their impact, any of these factors could depress economic activity and restrict access to suppliers or customers and have a material adverse effect on our overall business, financial condition and results of operations.

Government Action on tariffs and research grants and other funding may impede our ability to conduct our research and to raise capital by and for our partner companies and other clients.

Early 2025 federal government actions to impose tariffs, to change trade policies, to change immigration policies, and to limit research grants and other forms of federal government funding, including direct government grants and the funding of universities and research enterprises, that may cause disruption to our consolidated business activities based on their direct and indirect effect on our partner companies and our other clients. Many of these government actions have been only recently implemented, others are being threatened and many will be ongoing. Therefore the full impact has yet to be realized by the Company and its partner companies and clients. Nonetheless, (i) tariffs are likely to increase the cost of doing business in the general economy and to make it more difficult to obtain items where imported equipment is required by our own activities and the activities of our partner companies and clients, (ii) ending or reducing research funding is likely to make it more difficult to find collaborative research partners to work with us and our partner companies as government funding is an indirect support for research and product development activities, and (iii) the curtailment of direct funding will have an immediate adverse impact on our partner companies and clients and their ability to continue their development work. We also believe that as these policies are implemented, it will make raising capital from private investors far more difficult, as they will want to know if the Company will be able to use the proceeds effectively and will be of sufficient amount.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: May 12, 2025	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ Jeremy W. James
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

