Form 10-Q
period 2025-06-30
MDB Capital Holdings, LLC
filed 2025-08-14
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 14, 2025, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 4,950,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024

Cash and cash equivalents	$17,091,584	$20,437,492
Cash segregated in compliance with regulations	783,556	843,741
Related party receivables	319,736	63,759
Clearing deposits	1,015,049	1,737,771
Accounts receivable	253,156	24,700
Prepaid expenses and other current assets	384,670	488,549
Investment securities, at fair value (held by our licensed broker dealer) (Note 2)	3,189,688	5,858,336
Equity method investment	39,783,824	41,763,568
Deferred costs related to deferred revenue	22,309	26,638
Property and equipment, net	79,180	90,491
Operating lease right-of-use assets, net	594,937	641,354
Total assets	$63,517,689	$71,976,399

LIABILITIES AND EQUITY
Accounts payable	$285,072	$323,926
Accrued expenses	72,044	72,188
Related party payables	31,137	22,842
Payables to customers	684,267	772,565
Payables to non-customers	-	41
Operating lease liabilities	661,735	711,503
Total liabilities	1,734,255	1,903,065
Commitments and Contingencies (Note 10)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 4,950,632 and 4,950,632 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-

Paid-in-capital	75,282,420	68,720,930
Accumulated (deficit) income	(13,392,918)	1,442,075
Total MDB Capital Holdings, LLC Members’ equity	61,889,502	70,163,005
Non-controlling interest	(106,068)	(89,671)
Total equity	61,783,434	70,073,334
Total liabilities and equity	$63,517,689	$71,976,399

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(2,192,970)	$899,544	$(3,655,812)	$152,276
Fee income	-	1,303,398	2,140,238	1,303,398
Other operating income	292,550	85,508	443,252	172,387
Total operating income (loss), net	(1,900,420)	2,288,450	(1,072,322)	1,628,061

Operating costs:
General and administrative costs:
Compensation	3,819,243	5,124,758	8,155,259	10,017,433
Operating expense, related party	473,509	304,954	928,867	625,246
Professional fees	352,003	640,620	1,140,736	1,559,709
Information technology	267,784	209,396	517,704	415,387
Clearing and other charges	35,140	226,426	323,788	228,462
General and administrative-other	544,586	669,631	1,163,913	1,338,757
Total general and administrative costs	5,492,265	7,175,785	12,230,267	14,184,994
Research and development costs, net of grants amounting to $0 and $609,208, for the three months ended June 30 and $0 and $1,317,878, for the six months ended June 30	-	237,394	-	514,976
Total operating costs	5,492,265	7,413,179	12,230,267	14,699,970
Net operating loss	(7,392,685)	(5,124,729)	(13,302,589)	(13,071,909)
Other income:				-
Miscellaneous income	75,000	-	75,000	-
Interest income	175,314	321,008	355,943	658,860
Net loss before income taxes	(7,142,371)	(4,803,721)	(12,871,646)	(12,413,049)
Income taxes	-	2,143	-	2,143
Net loss before equity method investee	(7,142,371)	(4,805,864)	(12,871,646)	(12,415,192)
Equity in loss of equity method investee	(1,107,226)	-	(1,979,744)	-
Net loss	(8,249,597)	(4,805,864)	(14,851,390)	(12,415,192)
Less: Net loss attributable to non-controlling interests	(1,966)	(531,423)	(16,397)	(925,326)
Net loss attributable to MDB Capital Holdings, LLC	$(8,247,631)	$(4,274,441)	$(14,834,993)	$(11,489,866)
Net loss per share attributable to MDB Capital Holdings, LLC:
Net loss per Class A common share – basic and diluted	$(0.83)	$(0.46)	$(1.49)	$(1.24)
Weighted average of Class A common shares outstanding – basic and diluted	4,950,632	4,295,632	4,950,632	4,295,632
Net loss per Class B common share – basic and diluted	$(0.83)	$(0.46)	$(1.49)	$(1.24)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Six Months Ended June 30, 2025 and 2024

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2024	4,950,632	$-	5,000,000	$-	$68,720,930	$1,442,075	$(89,671)	$70,073,334
Stock-based compensation	-	-	-	-	3,514,857	-	-	3,514,857
Net loss	-	-	-	-	-	(6,587,362)	(14,431)	(6,601,793)
Balance, March 31, 2025	4,950,632	$-	5,000,000	$-	$72,235,787	$(5,145,287)	$(104,102)	$66,986,398
Stock-based compensation					3,046,633			3,046,633
Net loss						(8,247,631)	(1,966)	(8,249,597)
Balance, June 30, 2025	4,950,632	$-	5,000,000	$-	$75,282,420	$(13,392,918)	$(106,068)	$61,783,434

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102
Stock-based compensation	-	-	-	-	3,669,998	-	142,810	3,812,808
Net loss	-	-	-	-	-	(7,215,425)	(393,903)	(7,609,328)
Balance, March 31, 2024	4,295,632	$-	5,000,000	$-	$53,075,777	$(19,308,352)	$(243,843)	$33,523,582
Stock-based compensation	-	-	-	-	3,489,868	-	348,275	3,838,143
Net loss	-	-	-	-	-	(4,274,441)	(531,423)	(4,805,864)
Balance, June 30, 2024	4,295,632	$-	5,000,000	$-	$56,565,645	$(23,582,793)	$(426,991)	$32,555,861

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,851,390)	$(12,415,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on investment securities, net	3,655,812	(152,276)
Stock-based compensation	6,561,490	7,650,951
Accretion of investments at amortized cost (U.S Treasury Bills)	-	(446,701)
Income recognized from warrants received	-	(359,605)
Depreciation of property and equipment	11,311	130,937
Deferred costs related to revenue	4,329	(38,781)
Warrants received as part of investment banking deal	(990,426)	-
Accretion of deferred grant reimbursement	-	(26,252)
Portion of loss from equity investment	1,979,744	-
Deferred revenue	-	(20,000)
Change in ROU Asset	46,417	170,581
Change in lease liability	(49,768)	(153,329)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	-	(264,852)
Accounts receivable	(228,456)
Related party receivables	(255,977)	-
Prepaid expenses and other current assets	103,879	34,874
Clearing deposits	722,722	(255,222)
Increase (decrease) in -
Accounts payable	(35,592)	75,477
Payables to non-customers	(41)	(418,881)
Payables to customers	(88,298)	977,020
Related party payables	8,295	-
Accrued expenses	(144)	(957,644)
Net cash used in operating activities	(3,406,093)	(6,468,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	-	35,825,998
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	-	(15,762,378)
Deferred grant reimbursement	-	6,180
Purchases of property and equipment	-	(174,734)
Net cash provided by investing activities	-	19,895,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred costs of initial public offering	-	(282,175)
Net cash used in financing activities	-	(282,175)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,406,093)	13,143,996

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	21,281,233	7,357,687

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$17,875,140	$20,501,683

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$990,426	$359,605
Deferred costs of initial public offering	$-	$152,065

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$17,091,584	$20,437,492
Cash segregated in compliance with regulations	783,556	843,741
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$17,875,140	$21,281,233

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30, 2025 and 2024

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

On July 1, 2024, the founding ownership of M1 had MDB owning 67% and Mayo Foundation for Medical Education and Research (“Mayo”) owning 33% of the issued and outstanding common stock. M1 was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo. After the initial formation of M1 and finalization and entry into a license agreement between Mayo and M1, MDB entered into a Term Equity Purchase Agreement (“Purchase Agreement”) to provide capital for operations of M1 in exchange for the issuance of shares of common stock of M1 to MDB (see note 12 for the description of the license agreement).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the accounts of the Company and wholly-owned and majority owned subsidiaries. The financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2024, and related notes were derived from the audited condensed consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year or any future period. The financial information should be read in conjunction with the Company’s audited condensed consolidated financial statements for the year ended December 31, 2024. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at June 30, 2025 and 2024, relate to the interests of third parties in the majority owned subsidiaries.

The managing members of the Company have a controlling interest in Point 1286, a company organized and based in the United States, which owns 100% of MDB Capital, S.A., a company organized and based in Nicaragua. As the Company does not have a controlling financial interest in this entity, and management has determined that Point 1286 and MDB Capital, S.A. are not variable interest entities and as such should not be consolidated as it has no ownership interests nor is a variable interest, so has excluded this entity from the Company’s financial statements. It is the Company’s policy to reevaluate this conclusion on an annual basis or if there are significant changes in ownership.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and six months ended June 30, 2025 and 2024.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At June 30, 2025, the Company had $783,556 of segregated cash consisting of funds held in reserve for customers. At December 31, 2024, the Company had $843,741 of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At June 30, 2025 and December 31, 2024, these deposits totaled $1,015,049 and $1,737,771.

Prepaid Expenses and Other Current Assets

The Company has the following prepaid and other expenses totaling for the periods ending June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Acquired intangible assets	$43,500	$43,500
Prepaid professional fees	50,000	50,000
Security deposits totaling	18,628	18,628
Prepaid insurance	53,225	159,675
Other current assets	19,376	65,140
Various prepaid expenses	199,941	151,606
Total prepaid and other expenses	$384,670	$488,549

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient option for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

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

Stock-based Compensation

Stock-based compensation consists of stock options with service or market conditions and restricted stock units with service conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. The Company recognized stock-based compensation expense using the straight-line method over the requisite service period. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate. For market based stock options, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the market conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. The Company records a liability for the tax withholding to be paid by it as a reduction to Additional paid-in capital.

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

Investment securities, at cost less impairment - This is comprised of equity securities without a readily determinable fair value held by the broker dealer subsidiary, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and determined that a full impairment of the securities held was required as of December 31, 2024.

Investment securities are as follows:

There were no securities at amortized cost on June 30, 2025 and December 31, 2024.

Broker/Dealer Securities

	June 30, 2025	December 31, 2024
Investment securities, at fair value:
Common stock of publicly traded companies	$1,392,219	$2,527,871
Warrants of publicly traded companies	1,797,469	3,330,465
Investment securities, at fair value	$3,189,688	$5,858,336

For investment securities at fair value, net unrealized loss of $2,192,970 and net unrealized gain $899,544, were recognized in the statements of operations for three-months ended June 30, 2025 and 2024, respectively. For investment securities at fair value, net unrealized loss of $3,655,812 and net unrealized gain $152,276, were recognized in the statements of operations for six-months ended June 30, 2025 and 2024, respectively.

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of June 30, 2025 and December 31, 2024, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented as of the balance sheet date. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities– common stock	$1,392,219	$-	$-	$1,392,219

Investment Securities (held by our licensed broker dealer)	Warrants	-	135,885	1,661,584	1,797,469

Total assets measured at fair value (held by our licensed broker dealer)		$1,392,219	$135,885	$1,661,584	$3,189,688

During the six months ended June 30, 2025, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2024	$2,662,719

Receipt from investment banking fees	990,426
Realized gains	-
Unrealized losses	(1,991,561)
Sales or distribution
Purchases	-
June 30, 2025	$1,661,584

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of June 30, 2025.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted-Average

Warrants	$1,661,584	Black Scholes	Volatility	106.67-106.87%	106.73%

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 except for the Level 3 investment that is recorded at cost:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities– common stock	$2,527,871	$-	$-	$2,527,871

Investment Securities (held by our licensed broker dealer)	Warrants	-	667,746	2,662,719	3,330,465

Total assets measured at fair value (held by our licensed broker dealer)		$2,527,871	$667,746	$2,662,719	$5,858,336

During the year ended December 31, 2024, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2023	$3,133,458

Receipt from investment banking fees	-
Realized gains	-
Unrealized losses	(470,739)
Sales or distribution
Purchases	-
December 31, 2024	$2,662,719

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of December 31, 2024.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted-Average

Warrants	$2,662,719	Black Scholes	Volatility	111.03%	111.03%

Secured Debt– Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2024 for a commitment of up to $2,000,000 and which matures July 26, 2026. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 6.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5,000. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of June 30, 2025, there was $2,118,524 deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of June 30, 2025 and December 31, 2024, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all material covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024

Laboratory equipment	$-	$-
Furniture and fixtures	-	-
Developed software	113,114	113,114
Leasehold improvements	-	-
Total property and equipment	113,114	113,114
Less: Accumulated depreciation	(33,934)	(22,623)
Property and equipment, net	$79,180	$90,491

Revenue

The Company generates revenue primarily from providing brokerage, placement agent and underwriting services through Public Ventures. PatentVest and M1 are operating companies and have had limited activity during the three and six-months ended June 30, 2025 and 2024.

Brokerage revenues consist of (i) trade-based commission income from executed trade orders, (ii) net realized gains and losses from proprietary trades, and (iii) other income consisting primarily of stock loan income earned on customer accounts. Public Ventures recognizes revenue from trade-based commissions and other income when performance obligations are satisfied through the transfer of control, as specified in the contract, of promised services to the customers of Public Ventures. Commissions are recognized on a trade date basis. Public Ventures believes that each executed trade order represents a single performance obligation that is fulfilled on the trade date because that is when the underlying financial instrument is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer. When another party is involved in transferring a good or service to a customer, Public Ventures assesses whether revenue is presented based on the gross consideration received from customers (principal) or net of amounts paid to a third party (agent). Public Ventures has determined that it is acting as the principal as the provider of the brokerage services and therefore records this revenue on a gross basis. Clearing, custody and trade administration fees incurred from the Company’s clearing firm, are recorded effective as of the trade date. The costs are treated as fulfilment costs and are recorded in operating expenses in the condensed consolidated statements of operations.

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three and six-months ended June 30, 2025 and 2024, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of June 30, 2025, the Company did not have any contract assets or liabilities related to these revenues on its condensed consolidated balance sheets.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of June 30, 2025 and 2024, Public Ventures did not have any contract assets or liabilities related to these revenues in its condensed consolidated balance sheet.

During the three and six-months ended June 30, 2025 and 2024, respectively, the Company’s technology development segment revenue had no revenue.

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

PatentVest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2023	$-
Amounts billed but not recognized	100,000
Revenue recognized	80,000
Balance as of March 31, 2024	20,000
Amounts billed but not recognized	-
Revenue recognized	20,000
Balance as of December 31, 2024	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of March 31, 2025	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of June 30, 2025	$-

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

Grants function on a reimbursement model are accounted for using the accrual method. They are treated as reductions to expenses, corresponding to the amount of disbursements and obligations eligible for reimbursement. These are for permissible expenses incurred as of June 30, 2024. The reimbursements are anticipated to be received from the respective funding entities in the following year. Management considered such receivables at June 30, 2024, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed consolidated financial statements.

Summary of grants receivable activity for the six-months ended June 30, 2024 is presented below:

2024

Balance at beginning of period	$882,319
Grant costs expensed	1,272,127
Grants for equipment purchased	6,379
Grant fees	39,372
Grant funds received	(1,053,026)
Balance at end of period	$1,147,171

The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants have commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes, formerly known as Invizyne Technologies, Inc., conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s condensed consolidated statement of operations. For the six-months ended June 30, 2024, respectively, grants amounting to $1,272,127 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the six-months ended June 30, 2024, respectively, totaled $1,317,878.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’ technology. For the three-months ended June 30, 2025 and 2024, research and development costs prior to offset of the grants amounted to $0 and $846,602. For the six-months ended June 30, 2025 and 2024, research and development costs prior to offset of the grants amounted to $0 and $1,832,855, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $12,543 and $62,537 for the three-months ended June 30, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs were $28,545 and $104,760 for the six-months ended June 30, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs.

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

For the three and six months ended June 30, 2025, the Company’s technology development segment consisted of a single subsidiary, M1, a research and development stage company focused on developing a small molecule senescence platform started in July 2024. For the three and six months ended June 30, 2024, the technology segment included one subsidiary, eXoZymes, a research and development stage synthetic biology company. eXoZymes was consolidated in the Company’s Statement of Operations through November 14, 2024, at which point it was deconsolidated and subsequently accounted for as an equity method investment.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported in the Other column in the tables below.

The following sets forth the long-lived assets and total assets by segment at June 30, 2025:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$79,180	$-	$594,937	$-	$674,117
Total assets	$19,635,294	$3,311	$43,879,084	$-	$63,517,689

The following sets forth statements of operations by segment for the three-months June 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(2,192,970)	$-	$-	$-	$(2,192,970)

Fee income (from our licensed broker dealer) (2)	-	-	-	-	-
Other operating income (3)	292,550	-	-	-	292,550
Total operating loss, net	(1,900,420)	-	-	-	(1,900,420)

Operating costs:
General and administrative costs:
Compensation	737,705	-	3,081,538	-	3,819,243
Operating expense, related party	399,283	-	74,226	-	473,509
Professional fees	242,023	6,165	103,815	-	352,003
Information technology	238,438	-	29,346	-	267,784
Clearing and other charges	35,140	-	-	-	35,140
General and administrative-other	149,816	-	394,770	-	544,586
General and administrative costs	1,802,405	6,165	3,683,695	-	5,492,265
Research and development costs	-	-	-	-	-
Total operating costs	1,802,405	6,165	3,683,695	-	5,492,265
Net loss	(3,702,825)	(6,165)	(3,683,695)	-	(7,392,685)
Other income and expense:
Miscellaneous income	75,000	-	-	-	75,000
Interest expense	(247,500)	-	-	247,500	-
Interest income	128,447	-	294,367	(247,500)	175,314
Loss before income taxes	(3,746,878)	(6,165)	(3,389,328)	-	(7,142,371)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(3,746,878)	(6,165)	(3,389,328)	-	(7,142,371)
Equity in loss of equity method investee	-	-	(1,107,226)	-	(1,107,226)
Net loss	(3,746,878)	(6,165)	(4,496,554)	-	(8,249,597)
Net loss attributable to non-controlling interests	-	(1,966)	-	-	(1,966)
Net loss attributable to MDB Capital Holdings, LLC	$(3,746,878)	$(4,199)	$(4,496,554)	$-	$(8,247,631)

The following sets forth statements of operations by segment for the six-months June 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(3,655,812)	$-	$-	$-	$(3,655,812)

Fee income (from our licensed broker dealer) (2)	2,140,238	-	-	-	2,140,238
Other operating income (3)	443,252	-	-	-	443,252
Total operating loss, net	(1,072,322)	-	-	-	(1,072,322)

Operating costs:
General and administrative costs:
Compensation	1,515,772	-	6,639,487	-	8,155,259
Operating expense, related party	759,829	-	169,038	-	928,867
Professional fees	514,137	50,954	575,645	-	1,140,736
Information technology	468,336	-	49,368	-	517,704
Clearing and other charges	323,788	-	-	-	323,788
General and administrative-other	356,004	-	807,909	-	1,163,913
General and administrative costs	3,937,866	50,954	8,241,447	-	12,230,267
Research and development costs	-	-	-	-	-
Total operating costs	3,937,866	50,954	8,241,447	-	12,230,267
Net loss	(5,010,188)	(50,954)	(8,241,447)	-	(13,302,589)
Other income and expense:
Miscellaneous income	75,000	-	-	-	75,000
Interest expense	(495,000)	-	-	495,000	-
Interest income	243,562	-	607,381	(495,000)	355,943
Loss before income taxes	(5,186,626)	(50,954)	(7,634,066)	-	(12,871,646)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(5,186,626)	(50,954)	(7,634,066)	-	(12,871,646)
Equity in loss of equity method investee	-	-	(1,979,744)	-	(1,979,744)
Net loss	(5,186,626)	(50,954)	(9,613,810)	-	(14,851,390)
Net loss attributable to non-controlling interests	-	(16,397)	-	-	(16,397)
Net loss attributable to MDB Capital Holdings, LLC	$(5,186,626)	$(34,557)	$(9,613,810)	$-	$(14,834,993)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2024:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$90,491	$-	$641,354	$-	$731,845
Total assets	$21,754,504	$849	$50,221,046	$-	$71,976,399

The following sets forth statements of operations by segment for the three-months ended June 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (1)	$899,544	$-	$-	$-	$899,544
Fee income (2)	1,303,398				1,303,398
Other operating income (3)	85,508	-	-	-	85,508
Total operating income, net	2,288,450	-	-	-	2,288,450

Operating costs:
General and administrative costs:
Compensation	820,017	731,608	3,573,133	-	5,124,758
Operating expense, related party	273,645	-	31,309	-	304,954
Professional fees	153,726	289,903	196,991	-	640,620
Information technology	185,202	9,715	14,479	-	209,396
Clearing and other charges	226,426	-	-	-	226,426
General and administrative-other	206,383	59,985	403,263	-	669,631
General and administrative costs	1,865,399	1,091,211	4,219,175	-	7,175,785
Research and development costs	-	237,394	-	-	237,394
Total operating costs	1,865,399	1,328,605	4,219,175	-	7,413,179
Net operating income (loss)	423,051	(1,328,605)	(4,219,175)	-	(5,124,729)
Other income and expense:
Interest expense	(165,625)	(31,498)		197,123	-
Interest income	144,775	1,716	371,640	(197,123)	321,008
Income (loss) before income taxes	402,201	(1,358,387)	(3,847,535)	-	(4,803,721)
Income tax expense	-	2,143	-	-	2,143
Net income (loss)	402,201	(1,360,530)	(3,847,535)	-	(4,805,864)
Less net loss attributable to non-controlling interests	-	(531,423)	-	-	(531,423)
Net income (loss) attributable to MDB Capital Holdings, LLC	$402,201	$(829,107)	$(3,847,535)	$-	$(4,274,441)

The following sets forth statements of operations by segment for the six-months June 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (1)	$152,276	$-	$-	$-	$152,276
Fee income (2)	1,303,398				1,303,398
Other operating income (3)	172,387	-	-	-	172,387
Total operating income, net	1,628,061	-	-	-	1,628,061

Operating costs:
General and administrative costs:
Compensation	1,499,924	1,121,651	7,395,858	-	10,017,433
Operating expense, related party	517,521	-	107,725	-	625,246
Professional fees	299,633	546,466	713,610	-	1,559,709
Information technology	366,116	13,606	35,665	-	415,387
Clearing and other charges	228,462	-	-	-	228,462
General and administrative-other	425,319	140,363	773,075	-	1,338,757
General and administrative costs	3,336,975	1,822,086	9,025,933	-	14,184,994
Research and development costs	-	514,976	-	-	514,976
Total operating costs	3,336,975	2,337,062	9,025,933	-	14,699,970
Net operating loss	(1,708,914)	(2,337,062)	(9,025,933)	-	(13,071,909)
Other income and expense:
Interest expense	(276,250)	(31,498)	-	307,748	-
Interest income	197,234	1,716	767,658	(307,748)	658,860
Loss before income taxes	(1,787,930)	(2,366,844)	(8,258,275)	-	(12,413,049)
Income tax expense	-	2,143	-	-	2,143
Net loss	(1,787,930)	(2,368,987)	(8,258,275)	-	(12,415,192)
Less net loss attributable to non-controlling interests	-	(925,326)	-	-	(925,326)
Net loss attributable to MDB Capital Holdings, LLC	$(1,787,930)	$(1,443,661)	$(8,258,275)	$-	$(11,489,866)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

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

Class A Common Shares – 95,000,000 shares authorized, 4,950,632 shares issued and outstanding as of June 30, 2025 and December 31, 2024. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5,000,000 shares authorized, 5,000,000 issued and outstanding as of June 30, 2025 and December 31, 2024. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

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

Non-Controlling Interests (NCI)

For the six months ended June 30, 2025, the Company held a weighted average of 67.82% ownership interest in M1, with the remaining 32.18% representing NCI. In comparison, for the six months ended June 30, 2024, the Company held a 60.94% ownership interest in eXoZymes, with 39.06% held by NCI. eXoZymes was consolidated in the Company’s financial statements during the first and second quarters of 2024. However, effective November 14, 2024, eXoZymes was deconsolidated and is now accounted for under the equity method. As a result, NCI related to eXoZymes were removed from the consolidated financial statements as of that date.

During each period, controlling and NCI changes as a result of capital infusions from the Company. For the six months ended June 30, 2025 there were $55,896 of capital infusions. For the six months ended June 30, 2024, there were no capital infusions. The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the NCI owner. As of June 30, 2025, the Company’s equity interest in M1 was changed from 67.52% to 67.87%, and the remaining equity interest was owned by the NCI as presented below. As of June 30, 2024, the Company’s equity interest in eXoZymes was 60.94%, and the remaining equity interest was owned by the NCI as presented below:

	For the Six Months Ended June 30,
	2025	2024

Non-controlling companies net loss	$(50,954)	$(2,368,987)
Weighted average non-controlling percentage	32.18%	39.06%
Net loss non-controlling interest	$(16,397)	$(925,326)
Prior period balance	(89,671)	7,250
Stock-based compensation	-	491,085
Ending period balance	$(106,068)	$(426,991)

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

The Company’s portion of the net loss for the three and six-months ended June 30, 2025 was $1,107,226 and $1,979,744, respectively. As of June 30, 2025, MDB owned 3,931,133 shares of eXoZymes shares, representing a 46.9% ownership of eXoZymes.

The following summarizes the Company’s equity method investment:

Carrying Amount
December 31, 2024, beginning balance	$41,763,568
Portion of loss from eXoZymes	(1,979,744)
June 30, 2025, carrying amount	$39,783,824

6. Share-Based Compensation – Modification of Awards

Effective April 28, 2025 (the “Modification Date”), the Company modified certain outstanding time-based and market-based equity awards originally granted as restricted stock units (RSUs) in April 2022 under the Company’s 2022 Equity Award Plan (the “Plan”) by exchanging them for time-based and market-based stock options under the Plan. The stock options were designated as incentive stock options to the extent possible. The modification did not affect the classification of the awards or the expectation that the awards would vest. Accordingly, the modification is considered a Type I modification (probable-to-probable) under ASC 718-20-35-2A.

In accordance with ASU 2017-09, the Company measured the incremental compensation cost as the excess of the aggregate fair value of the modified awards at Modification Date over the aggregate fair value of the remaining original awards immediately before the modification. The Company used the Black-Scholes option-pricing model and Monte Carlo model to determine the fair value of the modified stock options, as appropriate.

The incremental expense resulting from the modification of the equity awards is being recognized prospectively beginning April 28, 2025 over the remaining service period of the modified awards, along with the expense associated with the remaining fair value of the unvested awards immediately prior to modification.

7. Stock-Based Compensation

On April 28, 2025, Mo Hayat, Chris Marlett, George Brandon, and Anthony DiGiandomenico voluntarily relinquished their outstanding restricted stock units (RSUs) in exchange for stock options for an equivalent number of Class A shares and similar vesting schedules. This exchange was executed as part of a broader equity compensation strategy aimed at aligning long-term incentives with shareholder value creation. The terms of the stock options, including exercise price and vesting schedules, were approved by the Company’s Board of Directors in accordance with the existing equity incentive plan and Section 16 of the Exchange Act.

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units vested 20% of one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then vesting would be at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested would fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU began to vest upon the completion of the initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company will be expensing the RSUs based on the average expense over the vesting period. In 2024 an additional 295,000 RSUs were granted, 320,000 RSUs were either canceled or forfeited, and 655,000 RSUs vested. The total unrecognized compensation expense based on the share price sold in the 2022 private placement as of June 30, 2025 was $8,968,959. The weighted average of the remaining restricted stock units at June 30, 2025 was 2.1 years and at December 31, 2024 was 2.4 years. During the six months ended June 30, 2025, 5,000 RSUs were canceled due to holder leaving the Company and 1,600,000 RSUs were exchanged and converted to stock options. As a result of the modification, the fair value of the awards immediately after the modification was determined to be $6,000,000 compared to the fair value of the original restricted stock unit awards of $6,800,000 immediately prior to the modification. The modification resulted to a decrease in the aggregate fair value of the awards and in accordance with ASC 718, no incremental compensation costs need to be recognized over the remaining requisite service period.

On April 19, 2022 the Company granted 2,000,000 restricted stock units (“RSUs”). These units will vest 20% of one-half of the total number of RSUs, by each individual person, starting on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, October 20, 2024, when a Class A Share has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2,000,000 Class A Shares or more during the 90 consecutive calendar day period, or a Class A Shares has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the date of grant until vested. As these RSUs did not begin to vest until the completion of an initial public offering, which was completed on September 20, 2023, by the Company, which was outside of the control of the Company, compensation expense related to these RSUs has been recorded. On April 28, 2025 all of the market based RSUs were modified and exchanged for stock options in their place. The unvested portion of the market based RSUs was $8,714,920 and the incremental value of $5,500,000 in the exchange for a total amortized amount of $14,214,920 that will be amortized over the ten-year life of the award. There is not an estimated unrecognized compensation expense, as all the RSUs were modified and exchanged for stock options.

A summary of restricted stock unit activity during the six-months ended June 30, 2025 and the year ended December 31, 2024 is presented below:

	Time-Based		Market-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2024	2,995,000	$9.90	2,000,000	$7.91
Granted	-	-	-	-
Vested	-	-	-	-
Exchanged/Modified	(1,600,000)	10.00	(2,000,000)	7.91
Expired/Cancelled	(5,000)	9.15	-	-
Restricted stock units outstanding at June 30, 2025	1,390,000	$9.79	-	$-

Exercisable and vested restricted stock units at December 31, 2024	655,000	$10.00	-	$-
Exercisable and vested restricted stock units at June 30, 2025	655,000	$10.00	-	$-

On April 28, 2025, in exchange for 1,600,000 unvested time-based RSUs, stock options to purchase 1,600,000 shares of Common Stock were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Stock immediately prior to the date of grant, and are exercisable for a period of 10 years. One-half of the stock options vested immediately on grant, with the remaining stock options vesting ratably over a period of 2 years, subject to continued service. The inputs used to determine the fair value of this stock option grant were as follows: (1) Common Stock price of $4.25 per share; (2) exercise price of $4.25 per share; (3) expected life of 10 years; (4) risk-free interest rate of 4.23%; (5) expected annual volatility of 85.65%; and (6) an annual dividend rate of 0%. The total unrecognized compensation expense based on the pre-modification valuation of the shares price sold in the 2022 private placement as of June 30, 2025 was $9,551,646.

A summary of time-based stock option activity during the six months ended June 30, 2025 and the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Time-based stock options outstanding at December 31, 2024	-	$-	-
Exchanged/Modified	1,600,000	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at June 30, 2025	1,600,000	$3.75	9.83

Stock options exercisable at December 31, 2024	-	$-	-
Stock options exercisable at June 30, 2025	866,664	$3.75	9.83

In addition, on April 28, 2025, in exchange for 2,000,000 unvested market-based RSUs, stock options to purchase 2,000,000 shares of Common Stock were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Stock immediately prior to the date of grant, and are exercisable for a period of 10 years. The stock options vest if either (a) the Common Stock has traded in the market on which the shares are listed for at least 30 trading days at an average price per share of $20.00 or more, whether consecutive or non-consecutive, or (b) there are distributions of cash, stock or other property by the Company to the holders of the Common Stock, at a value per share of $20.00 or more in the aggregate, subject to continued service. Once vested, the stock options will be exercisable for the remainder of the 10 year grant date period. The total unrecognized compensation expense based on the post-modification valuation of the unamortized amount and the incremental value as of June 30, 2025 was $13,965,672.

A summary of market-based stock option activity during the six months ended June 30, 2025 and the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Market-based stock options outstanding at December 31, 2024	-	-	-
Exchanged/Modified	2,000,000	$3.02	9.83
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at June 30, 2025	2,000,000	$3.02	9.83

Stock options exercisable at December 31, 2024	-	$-	-
Stock options exercisable at June 30, 2025	-	$-	-

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

Basic and fully diluted earnings per share is calculated at follows for the three and six-months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30, 2025		June 30, 2024
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(4,103,356)	$(4,144,275)	$(1,975,275)	$(2,299,166)

Weighted average shares outstanding – basic and diluted	4,950,632	5,000,000	4,295,632	5,000,000

Net loss per share – basic and diluted	$(0.83)	$(0.83)	$(0.46)	$(0.46)

	For the Six Months Ended
	June 30, 2025		June 30, 2024
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(7,380,696)	$(7,454,297)	$(5,309,616)	$(6,180,250)

Weighted average shares outstanding – basic and diluted	4,950,632	5,000,000	4,295,632	5,000,000

Net loss per share – basic and diluted	$(1.49)	$(1.49)	$(1.24)	$(1.24)

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

9. Related Party Transactions

The principal members of the Company have a controlling interest in Point 1286, a company organized and based in the United States and is the sole owner of MDB Capital, S.A., a company organized and based in Nicaragua , that provides outsourced services to the Company and other non-related entities. During the six months ended June 30, 2025 and 2024, the Company paid $928,867 and $625,246, respectively, to the above entities which is inclusive of expenses and fees, for contracted labor, that is recorded against general and administrative expenses.

During the six months ended June 30, 2025, PatentVest, a 100% entity owned the Company, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officers, Anthony DiGiandomenico, Head of New Venture Discovery, serves as a board member. For the six months ended June 30, 2025, there were no financial transactions recognized between the MDB Capital entities and ENDRA.

During the six months ended June 30, 2025, PatentVest, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $69,288.

On May 15, 2025, MDB Capital Holdings entered into an agreement to acquire a 30.6% ownership interest in Paulex. As part of the transaction, MDB issued a promissory note to Paulex. As of June 30, 2025, the outstanding balance of the promissory note was $252,448.

As of June 30, 2025, the Company recorded related party receivables totaling $54,291, this amount is for services performed by PatentVest on behalf of eXoZymes. Additionally, the Company recorded accrued expenses of $18,140 payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

10. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2025 and 2024, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

MDB Capital dba Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At June 30, 2025 and 2024, Public Ventures had net capital of $8,612,745 and $6,012,368, respectively, which was $8,362,745 and $5,762,368 in excess of the minimum $250,000, as required by the SEC Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7,300,000. This amount, together with existing subordinated loans totaling $5,900,000 and $1,270,757 of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness

Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $0 at June 30, 2025.

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at June 30, 2025 and 2024 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the six-months ended June 30, 2025 and 2024, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2025 and 2024.

11. Employee Benefit Plans

MDB Management and eXoZymes both sponsor individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the six-months ended June 30, 2025 and 2024. On November 14, 2024 eXoZymes was deconsolidated from the Company’s condensed consolidated financial statements, eXoZymes costs are included in the 2024 figures. Benefits under the eXoZymes plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the six-months ended June 30, 2025 and 2024, a total of $196,466 and $348,121, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however contributions for research and development employees is included in research and development expenses.

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

As part of initial consideration for the License Agreement, M1 issued 1,980,000 shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150,000 as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At June 30, 2025 there were no accrued royalties recorded.

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

As of June 30, 2025 the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

If M1 materially breaches the terms of the License Agreement, and such material breach remains uncured after an opportunity to cure, Mayo may terminate the License Agreement.

13. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the balance sheets for all leases with terms longer than twelve months. The Company has one operating lease, with no variable lease costs, and no finance leases as of June 30, 2025 and December 31, 2024.

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

	June 30, 2025	December 31, 2024

Operating leases:
Right-of-use assets	$594,937	$641,354
Operating lease liabilities	$661,735	$711,503

Weighted average remaining lease term in years	5.00	5.50
Weighted average discount rate	7.80%	7.80%

Cash paid for amounts included in the measurement of lease liabilities	$76,715	$152,048
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Operating lease cost	$73,364	$146,727
Short-term lease costs	46,417	87,246
Total operating lease costs	$119,781	$233,973

Future payments due under operating leases as of June 30, 2025 are as follows:

Year	Amount
Remainder of 2025	$78,096
2026	157,573
2027	160,336
2028	163,098
2029	165,860
2030	92,912
Total	$817,875
Less effects of discounting	(156,140)
Total operating lease liabilities	$661,735

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

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the six months ended June 30, 2025, and June 30, 2024, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the six-months ended June 30, 2025, and June 30, 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2024, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of June 30, 2025, and June 30, 2024. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

15. Subsequent Events

Management has evaluated subsequent events through the date of this filing, and determined that there are no subsequent events that require recognition or disclosure in the financial statements.

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

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three-Months Ended June 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(2,192,970)	$899,544	$(3,092,514)	(343.8)%
Fee income (from our licensed broker dealer)	-	1,303,398	(1,303,398)	(100.0)%
Other operating income	292,550	85,508	207,042	242.1%
Total operating income (loss), net	(1,900,420)	2,288,450	(4,188,870)	(183.0)%

Operating costs:
General and administrative costs:
Compensation	3,819,243	5,124,758	(1,305,515)	(25.5)%
Operating expense, related party	473,509	304,954	168,555	55.3%
Professional fees	352,003	640,620	(288,617)	(45.1)%
Information technology	267,784	209,396	58,388	27.9%
Clearing and other charges	35,140	226,426	(191,286)	(84.5)%
General and administrative-other	544,586	669,631	(125,045)	(18.7)%
Total general and administrative costs	5,492,265	7,175,785	(1,683,520)	(23.5)%
Research and development costs, net of grants amounting to $0 and $609,208	-	237,394	(237,394)	(100.0)%
Total operating costs	5,492,265	7,413,179	(1,920,914)	(25.9)%
Net operating loss	(7,392,685)	(5,124,729)	(2,267,956)	(44.3)%
Other income:
Miscellaneous income	75,000	-	75,000	100.0%
Interest income	175,314	321,008	(145,694)	(45.4)%
Loss before income taxes	(7,142,371)	(4,803,721)	(2,338,650)	(48.7)%
Income taxes	-	2,143	(2,143)	(100.0)%
Net loss before equity method investee	(7,142,371)	(4,805,864)	(2,336,507)	48.7%
Equity in loss of equity method investee	(1,107,226)	-	(1,107,226)	(100.0)%
Net loss	(8,249,597)	(4,805,864)	(3,443,733)	(71.7)%
Less net (loss) attributable to non-controlling interests	(1,966)	(531,423)	529,457	99.6%
Net loss attributable to MDB Capital Holdings, LLC	$(8,247,631)	$(4,274,441)	$(3,973,190)	(93.0)%

Unaudited Condensed Consolidated Results of Operations for the Six-Months Ended June 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(3,655,812)	$152,276	$(3,808,088)	(2,500.8)%
Fee income	2,140,238	1,303,398	836,840	64.2%
Other operating income	443,252	172,387	270,865	157.1%
Total operating income (loss), net	(1,072,322)	1,628,061	(2,700,383)	(165.9)%

Operating costs:
General and administrative costs:
Compensation	8,155,259	10,017,433	(1,862,174)	(18.6)%
Operating expense, related party	928,867	625,246	303,621	48.6%
Professional fees	1,140,736	1,559,709	(418,973)	(26.9)%
Information technology	517,704	415,387	102,317	24.6%
Clearing and other charges	323,788	228,462	95,326	41.7%
General and administrative-other	1,163,913	1,338,757	(174,844)	(13.1)%
Total general and administrative costs	12,230,267	14,184,994	(1,954,727)	(13.8)%
Research and development costs, net of grants amounting to $0 and $1,317,878	-	514,976	(514,976)	(100.0)%
Total operating costs	12,230,267	14,699,970	(2,469,703)	(16.8)%
Net operating loss	(13,302,589)	(13,071,909)	(230,680)	(1.8)%
Other income:
Miscellaneous income	75,000	-	75,000	100.0%
Interest income	355,943	658,860	(302,917)	(46.0)%
Loss before income taxes	(12,871,646)	(12,413,049)	(458,597)	(3.7)%
Income taxes	-	2,143	(2,143)	100.0%
Net loss before equity method investee	(12,871,646)	(12,415,192)	(456,454)	3.7%
Equity in loss of equity method investee	(1,979,744)	-	(1,979,744)	(100.0)%
Net loss	(14,851,390)	(12,415,192)	(2,436,198)	(19.6)%
Less net loss attributable to non-controlling interests	(16,397)	(925,326)	908,929	98.2%
Net loss attributable to MDB Capital Holdings, LLC	$(14,834,993)	$(11,489,866)	$3,345,127	(29.1)%

Operating Income. For the three and six-month periods ending June 30, 2025, and 2024, the Company generated operating income primarily due to investment banking activity completed in February 2025, this was offset by unrealized losses from securities held in the broker-dealer and intellectual property service segment. The increase in other income generated from increased activity from legal and strategy services, as well as increased clearing operations activity.

General and Administrative Costs. During the three and six-month periods ended June 30, 2025 and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the decrease in compensation expense was attributable to the deconsolidation of eXoZymes, as well as the exchange of restricted stock units to options during the period.
●	Related Party Operating Expenses: The increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: The decrease compared to the prior period was largely due to a reduction in audit and consulting fees that were primarily associated with fiscal year 2023 reporting activities.
●	Information Technology Costs: Costs increased from the prior period, driven by higher expenses incurred for self-clearing operations.
●

Clearing and Other Charges: For the three-months ended June 30, 2025, the decrease from limited activity from the prior comparable period. For the six-months ended June 30, 2025, the increase is in line with broker-dealer activity, as these costs generally correlate with fee-generating transactions, which compared to the prior period had no fee-generating transactions.

●	Other General and Administrative Costs: The primary driver for the decrease in general and administrative expenses was the deconsolidation of eXoZymes, which resulted in the removal of related operating costs from the condensed consolidated financials.

Research and Development Costs. The research and development costs were incurred by the Company’s technology development segment. For the three and six-months periods ended June 30, 2025, R&D expenses decreased compared to the same period in the prior year, due to the deconsolidation of eXoZymes.

Other Income and Expense. For the three and six-month periods ended June 30, 2025, the decrease in other income compared to the same period in the prior year was the result of less interest generated on U.S. Treasury Bill interest from cash used on operating activities during the year. The increase in equity in loss of equity method investee was due to recording the net loss for eXoZymes as equity investee.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three-Months Ended June 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(2,192,970)	$899,544	$(3,092,514)	(343.8)%
Fee income (from our licensed broker dealer)	-	1,303,398	(1,303,398)	(100.0)%
Other operating income	292,550	85,508	207,042	424.1%
Total operating income (loss), net	(1,900,420)	2,288,450	(4,188,870)	(183.0)%

Operating costs:
General and administrative costs:
Compensation	737,705	820,017	(82,312)	(10.0)%
Operating expense, related party	399,283	273,645	125,638	45.9%
Professional fees	242,023	153,726	88,297	57.4%
Information technology	238,438	185,202	53,236	28.7%
Clearing and other charges	35,140	226,426	(191,286)	(84.5)%
General and administrative-other	149,816	206,383	(56,567)	(27.4)%
Total General and administrative costs	1,802,405	1,865,399	(62,994)	(3.4)%
Research and development costs	-	-	-	-
Total operating costs	1,802,405	1,865,399	(62,994)	(3.4)%
Net operating income (loss)	(3,702,825)	423,051	(4,125,876)	(975.3)%
Other income:
Miscellaneous income	75,000	-	75,000	100.0%
Less: interest expense	247,500	165,625	81,875	49.4%
Interest income	128,447	144,775	(16,328)	(11.3)%
Income (loss) before income taxes	(3,746,878)	402,201	(4,149,079)	(1,031.6)%
Income taxes	-	-	-	0.0%
Net income (loss) income	$(3,746,878)	402,201	(4,149,079)	(1,031.6)%

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Six-Months Ended June 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized income (loss) on investment securities, net (from our licensed broker dealer)	$(3,655,812)	$152,276	$(3,808,088)	(2,500.8)%
Fee income (from our licensed broker dealer)	2,140,238	1,303,398	836,840	(69.2)%
Other operating income	443,252	172,387	270,865	157.1%
Total operating income (loss), net	(1,072,322)	1,628,061	(2,700,383)	(165.9)%

Operating costs:
General and administrative costs:
Compensation	1,515,772	1,499,924	15,848	1.1%
Operating expense, related party	759,829	517,521	242,308	46.8%
Professional fees	514,137	299,633	214,504	71.6%
Information technology	468,336	366,116	102,220	27.9%
Clearing and other charges	323,788	228,462	95,326	41.7%
General and administrative-other	356,004	425,319	(69,315)	(16.3)%
Total General and administrative costs	3,937,866	3,336,975	600,891	18.0%
Research and development costs	-	-	-	-
Total operating costs	3,937,866	3,336,975	600,891	18.0%
Net operating loss	(5,010,188)	(1,708,914)	(3,301,274)	(193.2)%
Other income:
Miscellaneous income	75,000	-	75,000	100.0
Less: interest expense	495,000	276,250	218,750	79.2%
Interest income	243,562	197,234	46,328	23.5%
Loss before income taxes	(5,186,626)	(1,787,930)	(3,398,696)	(190.1)%
Income taxes	-	-	-	-
Net loss	$(5,186,626)	(1,787,930)	(3,398,696)	(190.1)%

Operating Income. For the three and six-month periods ending June 30, 2025 and 2024, the Company generated operating income primarily due to investment banking activity completed in February 2025, this was offset by unrealized losses from securities held in the segment. The increase in other income generated from increased activity from legal and strategy services, as well as increased clearing operations activity.

General and Administrative Costs. During the three and six-month periods ended June 30, 2025 and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: For the three-months ended June 30, 2025, the decrease compared from the prior period is from personnel departures. For the six-months ended June 30, 2025, the increase in compensation expense compared to the prior period was primarily driven by salary increases, which was offset from personnel departures that took effect in May 2024.
●	Related Party Operating Expenses: The increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: The increase compared to the prior period was largely due to consulting activities and audit costs for the self-clearing operations.
●	Information Technology Costs: Costs increased from the prior period, driven by higher expenses incurred for self-clearing operations.
●	Clearing and Other Charges: For the three-months ended June 30, 2025, the decrease from limited activity from the prior comparable period. For the six-months ended June 30, 2025, the increase is in line with broker-dealer activity, as these costs generally correlate with fee-generating transactions, which compared to the prior period had no fee-generating transactions.
●	Other General and Administrative Costs: The decrease was due to less travel related costs from the prior comparable periods.

Other Income. The decrease in other income for the three and six-month periods ending June 30, 2025 can be attributed to bank interest income, stemming from a decrease in the cash balances.

Technology Development Segment (M1 and eXoZymes) Results of Operations for the Three-Months Ended June 30, 2025 and 2024

	2025	2024	$ Change	% Change
Total operating income	$-	$-	$-	-

Operating costs:
General and administrative costs:
Compensation	-	731,608	(731,608)	(100.0)%
Professional fees	6,165	289,903	(283,738)	(97.9)%
Information technology	-	9,715	(9,715)	(100.0)%
General and administrative-other	-	59,985	(59,985)	(100.0)%
Total general and administrative costs	6,165	1,091,211	(1,085,046)	(99.4)%
Research and development costs, net of grants amounting to $0 and $609,208		237,394	(237,394)	(100.0)%
Total operating costs	6,165	1,328,605	(1,322,440)	(99.5)%
Net operating loss	(6,165)	(1,328,605)	1,322,440	99.5%
Other income:
Less: interest expense	-	31,498	(31,498)	(100.0)%
Interest income	-	1,716	(1,716)	(100.0)%
Loss before income taxes	(6,165)	(1,358,387)	1,352,222	99.5%
Income taxes	-	2,143	(2,143)	(100.0)%
Net loss	(6,165)	(1,360,530)	1,354,365	99.5%
Less net loss attributable to non-controlling interests	(1,966)	(531,423)	529,457	99.6%
Net loss attributable to controlling interests	$(4,199)	$(829,107)	$824,908	99.5%

Technology Development Segment (M1 and eXoZymes) Results of Operations for the Six-Months Ended June 30, 2025 and 2024

	2025	2024	$ Change	% Change
Total operating income	$-	$-	$-	-

Operating costs:
General and administrative costs:
Compensation	-	1,121,651	(1,121,651)	(100.0)%
Professional fees	50,954	546,466	(495,512)	(90.7)%
Information technology	-	13,606	(13,606)	(100.0)%
General and administrative-other	-	140,363	(140,363)	(100.0)%
Total general and administrative costs	50,954	1,822,086	(1,771,132)	(97.2)%
Research and development costs, net of grants amounting to $0 and $1,317,878	-	514,976	(514,976)	(100.0)%
Total operating costs	50,954	2,337,062	(2,286,108)	(97.8)%
Net operating loss	(50,954)	(2,337,062)	2,286,108	97.8%
Other income:
Less: interest expense	-	31,498	(31,498)	(100.0)%
Interest income	-	1,716	(1,716)	(100.0)%
Loss before income taxes	(50,954)	(2,366,844)	2,315,890	97.8%
Income taxes	-	2,143	(2,143)	(100.0)%
Net loss	(50,954)	(2,368,987)	2,318,033	97.8%
Less net loss attributable to non-controlling interests	(16,397)	(925,326)	908,929	97.9%
Net loss attributable to controlling interests	$(34,557)	$(1,443,661)	$1,409,104	97.6%

Operating Income. There was no activity during the three and six-month periods ended June 30, 2025 and 2024.

General and Administrative Costs. During the three and six-month periods ended June 30, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

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

Research and Development Costs. The research and development costs were incurred by the Company’s technology development segment. For the three and six-month periods ended June 30, 2025, R&D expenses decreased compared to the same periods in the prior year, due to the deconsolidation of eXoZymes.

Condensed Consolidated Balance Sheets June 30, 2025 and December 31, 2024

	June 30, 2025 (unaudited)	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$17,091,584	$20,437,492	$(3,345,908)	(16.4)%
Cash segregated in compliance with regulations	783,556	843,741	(60,185)	(7.1)%
Related party receivables	319,736	63,759	255,977	401.5%
Accounts receivable	253,156	24,700	228,456	924.9%
Clearing deposits	1,015,049	1,737,771	(722,722)	(41.6)%
Prepaid expenses and other current assets	384,670	488,549	(103,879)	(21.3)%
Investment securities, at fair value (held by our licensed broker dealer)	3,189,688	5,858,336	(2,668,648)	(45.6)%
Equity method investment	39,783,824	41,763,568	(1,979,744)	(4.7)%
Deferred costs related to deferred revenue	22,309	26,638	(4,329)	(16.3)%
Property and equipment, net	79,180	90,491	(11,311)	(12.5)%
Operating lease right-of-use assets, net	594,937	641,354	(46,417)	(7.2)%
Total assets	$63,517,689	$71,976,399	$(8,458,710)	(11.8)%

LIABILITIES AND EQUITY
Accounts payable	$285,072	$323,926	$(38,854)	(12.0)%
Accrued expenses	72,044	72,188	(144)	(0.2)%
Payables to non-customers	-	41	(41)	(100.0)%
Payables to customers	684,267	772,565	(88,298)	(11.4)%
Payables to related party	31,137	22,842	8,295	36.3%
Operating lease liabilities	661,735	711,503	(49,768)	(7.0)%
Total liabilities	1,734,255	1,903,065	(168,810)	(8.9)%
Equity:
Paid-in-capital	74,170,619	68,720,930	5,449,689	7.9%
Accumulated (deficit) income	(12,281,117)	1,442,075	(13,723,192)	(951.6)%
Total MDB Capital Holdings, LLC Members’ equity	61,889,502	70,163,005	(8,273,503)	(11.8)%
Non-controlling interest	(106,068)	(89,671)	(16,397)	(18.3)%
Total equity	61,783,434	70,073,334	(8,289,900)	(11.8)%
Total liabilities and equity	$63,517,689	$71,976,399	$(8,458,710)	(11.8)%

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

The decrease in accounts payable was primarily driven by payments for audit and legal services associated with audits and legal matters related to the annual audits. The decrease in payables to customers stemmed from the movement of cash into securities. Finally, the reduction in lease liability was due to its routine utilization.

The decrease in equity was primarily due from net losses from previous periods.

The increase in non-controlling interest resulted from the net loss experienced by M1.

Liquidity and Capital Resources – June 30, 2025 and 2024

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below.

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(3,406,093)	$(6,468,895)
Net cash provided by investing activities	-	19,895,066
Net cash used in financing activities	-	(282,175)
Net increase (decrease) in cash and cash equivalents	$(3,406,093)	$13,143,996

At June 30, 2025, the Company had $17,739,227 of working capital. This is a decrease of $7,188,970, from the working capital of $24,928,197 that the Company had at June 30, 2024. The decrease in working capital is primarily attributed to the use of cash to fund operations for the six-months ended on June 30, 2025.

Operating Activities. For the six months ended June 30, 2025, operating activities use of cash represented a combination of increased activity in the broker dealer, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

For the six months ending on June 30, 2024, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities. However, this decrease in cash was partly offset by an increase in accounts payable, grants receivable for the technology segment. Furthermore, clearing deposits, payables to customers, and payables were non-customers all increased due to the implementation of self-clearing operations. There was a decrease in the accrued expenses due to bonuses being paid in Q1 of 2024.

Investing Activities. There was no activity for the six months ended June 30, 2025. For the six months ended June 30, 2024, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities.

Financing Activities. There was no activity for the six months ended June 30, 2025. For the six months ended June 30, 2024, financing activities consisted of costs related to the deferred costs of the IPO of eXoZymes.

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

Revenue recognition – Investment Banking and Warrants Valuation

The Company receives income from equity underwriting and similar fees. As an underwriter and placement agent, the Company helps clients raise capital via the sale of various types of equity and debt instruments. The fees are primarily based on the issuance price and quantity of the underlying instruments and are recognized as revenue typically upon execution of the client’s transaction. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions. If the Company did have any contract assets or liabilities related to these revenues it would be recorded on the balance sheets.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures, dba MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires the maintenance of minimum net capital. At June 30, 2025 and 2024, Public Ventures had net capital of $8,612,745 and $6,012,368, respectively, which was $8,362,745 and $5,762,368 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debits, which was calculated as $0 at June 30, 2025.

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at June 30, 2025 and 2024 have subsequently settled with no resulting material liability to Public Ventures. For the three and six-months ended June 30, 2025 and 2024 Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2025 and 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: August 14, 2025	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Jeremy W. James
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

