Form 10-Q
period 2025-09-30
MDB Capital Holdings, LLC
filed 2025-11-13
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 13, 2025, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 5,138,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024

Cash and cash equivalents	$15,094,286	$20,437,492
Cash segregated in compliance with regulations	837,632	843,741
Related party receivables	283,411	63,759
Clearing deposits	1,015,052	1,737,771
Accounts receivable	188,095	24,700
Prepaid expenses and other current assets	259,719	488,549
Investment securities, at fair value (held by our licensed broker dealer) (Note 2)	4,415,003	5,858,336
Equity method investment	38,735,148	41,763,568
Deferred costs related to deferred revenue	12,788	26,638
Property and equipment, net	99,202	90,491
Operating lease right-of-use assets, net	570,989	641,354
Total assets	$61,511,325	$71,976,399

LIABILITIES AND EQUITY
Accounts payable	$329,141	$323,926
Accrued expenses	59,088	72,188
Related party payables	21,755	22,842
Payables to customers	834,720	772,565
Payables to non-customers	-	41
Operating lease liabilities	635,421	711,503
Total liabilities	1,880,125	1,903,065
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A common shares, 95,000,000 authorized shares at no par value; 5,138,632 and 4,950,632 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Class B common shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-

Paid-in-capital	77,786,997	68,720,930
Accumulated (deficit) income	(18,049,729)	1,442,075
Total MDB Capital Holdings, LLC Members’ equity	59,737,268	70,163,005
Non-controlling interest	(106,068)	(89,671)
Total equity	59,631,200	70,073,334
Total liabilities and equity	$61,511,325	$71,976,399

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$1,225,329	$(718,491)	$(2,430,483)	$(566,215)
Fee income	-	-	2,140,238	1,303,398
Other operating income	25,563	104,246	468,815	276,633
Total operating income (loss), net	1,250,892	(614,245)	178,570	1,013,816

Operating costs:
General and administrative costs:
Compensation	3,317,168	5,170,772	11,472,427	15,188,205
Operating expense, related party	447,857	489,954	1,376,724	1,115,200
Professional fees	423,145	850,013	1,563,881	2,409,722
Information technology	291,601	236,469	809,305	651,856
Clearing and other charges	15,911	876	339,699	229,338
General and administrative-other	510,477	633,799	1,674,390	1,972,556
Total general and administrative costs	5,006,159	7,381,883	17,236,426	21,566,877
Research and development costs, net of grants amounting to $0 and $489,798, for the three months ended September 30 and $0 and $1,807,706, for the nine months ended September 30	-	723,487	-	1,238,463
Total operating costs	5,006,159	8,105,370	17,236,426	22,805,340
Net operating loss	(3,755,267)	(8,719,615)	(17,057,856)	(21,791,524)
Other income:
Miscellaneous income	-	-	75,000	-
Interest income	147,132	279,125	503,075	937,985
Gain related to dilution events	19,863	-	19,863	-
Net loss before income taxes	(3,588,272)	(8,440,490)	(16,459,918)	(20,853,539)
Income taxes	-	-	-	(2,143)
Net loss before equity method investee	(3,588,272)	(8,440,490)	(16,459,918)	(20,855,682)
Equity in loss of equity method investee	(1,068,539)	-	(3,048,283)	-
Net loss	(4,656,811)	(8,440,490)	(19,508,201)	(20,855,682)
Less: Net loss attributable to non-controlling interests	-	(705,057)	(16,397)	(1,630,383)
Net loss attributable to MDB Capital Holdings, LLC	$(4,656,811)	$(7,735,433)	$(19,491,804)	$(19,225,299)
Net loss per share attributable to MDB Capital Holdings, LLC:
Net loss per Class A common share – basic and diluted	$(0.46)	$(0.83)	$(1.95)	$(2.07)
Weighted average of Class A common shares outstanding – basic and diluted	5,048,719	4,295,632	4,983,687	4,295,632
Net loss per Class B common share – basic and diluted	$(0.47)	$(0.83)	$(1.96)	$(2.07)
Weighted average of Class B common shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Nine Months Ended September 30, 2025 and 2024

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2024	4,950,632	$-	5,000,000	$-	$68,720,930	$1,442,075	$(89,671)	$70,073,334
Stock-based compensation	-	-	-	-	3,514,857	-	-	3,514,857
Net loss	-	-	-	-	-	(6,587,362)	(14,431)	(6,601,793)
Balance, March 31, 2025	4,950,632	$-	5,000,000	$-	$72,235,787	$(5,145,287)	$(104,102)	$66,986,398
Stock-based compensation					3,046,633			3,046,633
Net loss						(8,247,631)	(1,966)	(8,249,597)
Balance, June 30, 2025	4,950,632	$-	5,000,000	$-	$75,282,420	$(13,392,918)	$(106,068)	$61,783,434
Issuance of Class A Common Shares	188,000	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,504,577	-	-	2,504,577
Net loss	-	-	-	-	-	(4,656,811)	-	(4,656,811)
Balance, September 30, 2025	5,138,632	$-	5,000,000	$-	$77,786,997	$(18,049,729)	$(106,068)	$59,631,200

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2023	4,295,632	$-	5,000,000	$-	$49,405,779	$(12,092,927)	$7,250	$37,320,102
Stock-based compensation	-	-	-	-	3,669,998	-	142,810	3,812,808
Net loss	-	-	-	-	-	(7,215,425)	(393,903)	(7,609,328)
Balance, March 31, 2024	4,295,632	$-	5,000,000	$-	$53,075,777	$(19,308,352)	$(243,843)	$33,523,582
Stock-based compensation	-	-	-	-	3,489,868	-	348,275	3,838,143
Net loss	-	-	-	-	-	(4,274,441)	(531,423)	(4,805,864)
Balance, June 30, 2024	4,295,632	$-	5,000,000	$-	$56,565,645	$(23,582,793)	$(426,991)	$32,555,861
Stock-based compensation	-	-	-	-	3,749,161	-	317,277	4,066,438
Ownership change of non-controlling interest	-	-	-	-	-	-	198	198
Net loss	-	-	-	-	-	(7,735,433)	(705,057)	(8,440,490)
Balance, September 30, 2024	4,295,632	$-	5,000,000	$-	$60,314,806	$(31,318,226)	$(814,573)	$28,182,007

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,508,201)	$(20,855,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment securities, net	2,430,483	566,215
Stock-based compensation	9,066,067	11,717,587
Accretion of investments at amortized cost (U.S Treasury Bills)	-	(533,790)
Income recognized from warrants received	-	(359,605)
Depreciation of property and equipment	16,966	130,937
Deferred costs related to revenue	13,850	(35,630)
Gain related to dilution events	(19,863)	-
Warrants received as part of investment banking deal	(990,426)	-
Accretion of deferred grant reimbursement	-	(40,904)
Portion of loss from equity investment	3,048,283	-
Deferred revenue	-	(20,000)
Change in ROU Asset	70,365	258,104
Change in lease liability	(76,082)	(234,109)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	-	328,356
Accounts receivable	(219,652)	-
Related party receivables	(163,395)	-
Prepaid expenses and other current assets	228,830	95,096
Clearing deposits	722,719	(256,774)
Increase (decrease) in -
Accounts payable	8,491	464,044
Payables to non-customers	(41)	21
Payables to customers	62,155	956,221
Related party payables	(1,087)	-
Accrued expenses	(13,100)	(800,807)
Net cash used in operating activities	(5,323,638)	(8,620,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of investments securities, at amortized cost (U.S Treasury Bills)	-	37,874,534
Purchases of investments securities, at amortized cost (U.S Treasury Bills)	-	(17,766,330)
Deferred grant reimbursement	-	37,256
Purchases of property and equipment	(25,677)	(100,200)
Net cash provided by (used in) investing activities	(25,677)	20,045,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred costs of initial public offering	-	(518,065)
Net cash used in financing activities	-	(518,065)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,349,315)	10,906,475

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	21,281,233	7,357,687

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$15,931,918	$18,264,162

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$990,426	$359,605
Deferred costs of initial public offering	$-	$284,602

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$15,094,286	$20,437,492
Cash segregated in compliance with regulations	837,632	843,741
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$15,931,918	$21,281,233

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30, 2025 and 2024

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the accounts of the Company and wholly-owned and majority owned subsidiaries. The financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2024, and related notes were derived from the audited condensed consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year or any future period. The financial information should be read in conjunction with the Company’s audited condensed consolidated financial statements for the year ended December 31, 2024. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at September 30, 2025 and 2024, relate to the interests of third parties in the majority owned subsidiaries.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and nine months ended September 30, 2025 and 2024.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At September 30, 2025, the Company had $837,632 of segregated cash consisting of funds held in reserve for customers. At December 31, 2024, the Company had $843,741 of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At September 30, 2025 and December 31, 2024, these deposits totaled $1,015,052 and $1,737,771.

Prepaid Expenses and Other Current Assets

The Company has the following prepaid and other expenses totaling for the periods ending September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Acquired intangible assets	$43,500	$43,500
Prepaid professional fees	50,000	50,000
Security deposits totaling	18,628	18,628
Prepaid insurance	-	159,675
Other current assets	1,288	65,140
Various prepaid expenses	146,303	151,606
Total prepaid and other expenses	$259,719	$488,549

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient option for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

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

Investment securities are as follows:

There were no securities at amortized cost on September 30, 2025 and December 31, 2024.

Broker/Dealer Securities

	September 30, 2025	December 31, 2024
Investment securities, at fair value:
Common stock of publicly traded companies	$1,820,838	$2,527,871
Warrants of publicly traded companies	2,594,165	3,330,465
Investment securities, at fair value	$4,415,003	$5,858,336

For investment securities at fair value, net unrealized gain of $1,225,329 and net unrealized loss $718,491, were recognized in the statements of operations for three-months ended September 30, 2025 and 2024, respectively. For investment securities at fair value, net unrealized loss of $2,430,483 and net unrealized loss $566,215, were recognized in the statements of operations for nine-months ended September 30, 2025 and 2024, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There is no significant concentration of credit risk, due to the majority of assets being held in money market accounts backed by U.S. Treasury Bills.

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

The Company’s financial instruments primarily consist of cash and investment securities that mature in less than three months. As of the balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of September 30, 2025 and December 31, 2024, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented as of the balance sheet date. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities– common stock	$1,820,838	$-	$-	$1,820,838

Investment Securities (held by our licensed broker dealer)	Warrants	-	228,600	2,365,565	2,594,165

Total assets measured at fair value (held by our licensed broker dealer)		$1,820,838	$228,600	$2,365,565	$4,415,003

During the nine months ended September 30, 2025, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy:

December 31, 2024	$2,662,719
Receipt from investment banking fees	990,426
Realized gains	-
Unrealized losses	(1,287,580)
Sales or distribution
Purchases	-
September 30, 2025	$2,365,565

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of September 30, 2025.

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted- Average

Warrants	$2,365,565	Black Scholes	Volatility	97.26-115.74%	111.83%

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

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

Secured Debt– Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2024 for a commitment of up to $2,000,000, this loan was extended on July 26, 2025, and which matures July 26, 2026. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 6.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5,000. The Company has made a draw down in February 2025, which has been repaid, on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of September 30, 2025, there was $2,118,433 deposited in this account.

The Company is responsible for the payment of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of September 30, 2025 and December 31, 2024, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all material covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024

Laboratory equipment	$-	$-
Furniture and fixtures	-	-
Developed software	138,792	113,114
Leasehold improvements	-	-
Total property and equipment	138,792	113,114
Less: Accumulated depreciation	(39,590)	(22,623)
Property and equipment, net	$99,202	$90,491

Revenue

The Company generates revenue primarily from providing brokerage, placement agent and underwriting services through Public Ventures. PatentVest and M1 are operating companies and have had limited activity during the three and nine-months ended September 30, 2025 and 2024.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three and nine-months ended September 30, 2025 and 2024, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of September 30, 2025, the Company did not have any contract assets or liabilities related to these revenues on its condensed consolidated balance sheets.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of September 30, 2025 and 2024, Public Ventures did not have any contract assets or liabilities related to these revenues in its condensed consolidated balance sheet.

During the three and nine-months ended September 30, 2025 and 2024, respectively, the Company’s technology development segment revenue had no revenue.

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

PatentVest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue:

Balance as of December 31, 2023	$-
Amounts billed but not recognized	100,000
Revenue recognized	100,000
Balance as of September 30, 2024	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of December 31, 2024	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of September 30, 2025	$-

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

Grants function on a reimbursement model are accounted for using the accrual method. They are treated as reductions to expenses, corresponding to the amount of disbursements and obligations eligible for reimbursement. These are for permissible expenses incurred as of September 30, 2024. The reimbursements are anticipated to be received from the respective funding entities in the following year. Management considered such receivables at September 30, 2024, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed consolidated financial statements.

Summary of grants receivable activity for the nine-months ended September 30, 2024 is presented below:

2024

Balance at beginning of period	$882,319
Grant costs expensed	1,756,852
Grants for equipment purchased	6,379
Grant fees	50,854
Grant funds received	(2,142,441)
Balance at end of period	$553,963

The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants have commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes, formerly known as Invizyne Technologies, Inc., conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s condensed consolidated statement of operations. For the nine-months ended September 30, 2024, respectively, grants amounting to $1,756,852 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the nine-months ended September 30, 2024, respectively, totaled $1,814,085.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’ technology. For the three-months ended September 30, 2025 and 2024, research and development costs prior to offset of the grants amounted to $0 and $1,213,285. For the nine-months ended September 30, 2025 and 2024, research and development costs prior to offset of the grants amounted to $0 and $3,046,169, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $12,544 and $148,456 for the three-months ended September 30, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs were $41,089 and $210,993 for the nine-months ended September 30, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs.

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

For the three and nine months ended September 30, 2025, the Company’s technology development segment consisted of a single subsidiary, M1, a research and development stage company focused on developing a small molecule senescence platform started in July 2024. For the three and nine months ended September 30, 2024, the technology segment included one subsidiary, eXoZymes, a research and development stage synthetic biology company. eXoZymes was consolidated in the Company’s Statement of Operations through November 14, 2024, at which point it was deconsolidated and subsequently accounted for as an equity method investment.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported in the Other column in the tables below.

The following sets forth the long-lived assets and total assets by segment at September 30, 2025:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$99,202	$-	$570,989	$-	$670,191
Total assets	$20,593,165	$3,311	$40,914,849	$-	$61,511,325

The following sets forth statements of operations by segment for the three-months September 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$1,225,329	$-	$-	$-	$1,225,329
Fee income (from our licensed broker dealer) (2)	-	-	-	-	-
Other operating income (3)	25,563	-	-	-	25,563
Total operating loss, net	1,250,892	-	-	-	1,250,892

Operating costs:
General and administrative costs:
Compensation	690,689	-	2,626,479	-	3,317,168
Operating expense, related party	354,829	-	93,028	-	447,857
Professional fees	241,808	-	181,337	-	423,145
Information technology	248,792	-	42,809	-	291,601
Clearing and other charges	15,911	-	-	-	15,911
General and administrative-other	199,306	-	311,171	-	510,477
General and administrative costs	1,751,335	-	3,254,824	-	5,006,159
Research and development costs	-	-	-	-	-
Total operating costs	1,751,335	-	3,254,824	-	5,006,159
Net loss	(500,443)	-	(3,254,824)	-	(3,755,267)
Other income and expense:
Miscellaneous income	-	-	-	-	-
Interest expense	(247,500)	-	-	247,500	-
Interest income	118,259	-	276,373	(247,500)	147,132
Gain related to dilution events	-	-	19,863	-	19,863
Loss before income taxes	(629,684)	-	(2,958,588)	-	(3,588,272)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(629,684)	-	(2,958,588)	-	(3,588,272)
Equity in loss of equity method investee	-	-	(1,068,539)	-	(1,068,539)
Net loss	(629,684)	-	(4,027,127)	-	(4,656,811)
Net loss attributable to non-controlling interests	-	-	-	-	-
Net loss attributable to MDB Capital Holdings, LLC	$(629,684)	$-	$(4,027,127)	$-	$(4,656,811)

The following sets forth statements of operations by segment for the nine-months September 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(2,430,483)	$-	$-	$-	$(2,430,483)
Fee income (from our licensed broker dealer) (2)	2,140,238	-	-	-	2,140,238
Other operating income (3)	468,815	-	-	-	468,815
Total operating loss, net	178,570	-	-	-	178,570

Operating costs:
General and administrative costs:
Compensation	2,206,461	-	9,265,966	-	11,472,427
Operating expense, related party	1,114,658	-	262,066	-	1,376,724
Professional fees	755,945	50,954	756,982	-	1,563,881
Information technology	717,128	-	92,177	-	809,305
Clearing and other charges	339,699	-	-	-	339,699
General and administrative-other	555,310	-	1,119,080	-	1,674,390
General and administrative costs	5,689,201	50,954	11,496,271	-	17,236,426
Research and development costs	-	-	-	-	-
Total operating costs	5,689,201	50,954	11,496,271	-	17,236,426
Net loss	(5,510,631)	(50,954)	(11,496,271)	-	(17,057,856)
Other income and expense:
Miscellaneous income	75,000	-	-	-	75,000
Interest expense	(742,500)	-	-	742,500	-
Interest income	361,821	-	883,754	(742,500)	503,075
Gain related to dilution events	-	-	19,863	-	19,863
Loss before income taxes	(5,816,310)	(50,954)	(10,592,654)	-	(16,459,918)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(5,816,310)	(50,954)	(10,592,654)	-	(16,459,918)
Equity in loss of equity method investee	-	-	(3,048,283)	-	(3,048,283)
Net loss	(5,816,310)	(50,954)	(13,640,937)	-	(19,508,201)
Net loss attributable to non-controlling interests	-	(16,397)	-	-	(16,397)
Net loss attributable to MDB Capital Holdings, LLC	$(5,816,310)	$(34,557)	$(13,640,937)	$-	$(19,491,804)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2024:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$90,491	$-	$641,354	$-	$731,845
Total assets	$21,754,504	$849	$50,221,046	$-	$71,976,399

The following sets forth statements of operations by segment for the three-months ended September 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (1)	$(718,491)	$-	$-	$-	$(718,491)
Fee income (2)	-				-
Other operating income (3)	104,246	-	-	-	104,246
Total operating income, net	(614,245)	-	-	-	(614,245)

Operating costs:
General and administrative costs:
Compensation	854,973	546,097	3,769,702	-	5,170,772
Operating expense, related party	405,771	-	84,183	-	489,954
Professional fees	190,277	445,532	214,204	-	850,013
Information technology	195,304	15,661	25,504	-	236,469
Clearing and other charges	876	-	-	-	876
General and administrative-other	166,771	56,941	410,087	-	633,799
General and administrative costs	1,813,972	1,064,231	4,503,680	-	7,381,883
Research and development costs	-	723,487	-	-	723,487
Total operating costs	1,813,972	1,787,718	4,503,680	-	8,105,370
Net operating loss	(2,428,217)	(1,787,718)	(4,503,680)	-	(8,719,615)
Other income and expense:
Interest expense	(183,625)	(45,568)	-	229,193	-
Interest income	106,298	921	401,099	(229,193)	279,125
Loss before income taxes	(2,505,544)	(1,832,365)	(4,102,581)	-	(8,440,490)
Income tax expense	-	-	-	-	-
Net loss	(2,505,544)	(1,832,365)	(4,102,581)	-	(8,440,490)
Less net loss attributable to non-controlling interests	-	(705,057)	-	-	(705,057)
Net loss attributable to MDB Capital Holdings, LLC	$(2,505,544)	$(1,127,308)	$(4,102,581)	$-	$(7,735,433)

The following sets forth statements of operations by segment for the nine-months September 30, 2024:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (1)	$(566,215)	$-	$-	$-	$(566,215)
Fee income (2)	1,303,398				1,303,398
Other operating income (3)	276,633	-	-	-	276,633
Total operating income, net	1,013,816	-	-	-	1,013,816

Operating costs:
General and administrative costs:
Compensation	2,354,897	1,667,748	11,165,560	-	15,188,205
Operating expense, related party	923,292	-	191,908	-	1,115,200
Professional fees	489,910	991,998	927,814	-	2,409,722
Information technology	561,420	29,267	61,169	-	651,856
Clearing and other charges	229,338	-	-	-	229,338
General and administrative-other	592,090	197,304	1,183,162	-	1,972,556
General and administrative costs	5,150,947	2,886,317	13,529,613	-	21,566,877
Research and development costs	-	1,238,463	-	-	1,238,463
Total operating costs	5,150,947	4,124,780	13,529,613	-	22,805,340
Net operating loss	(4,137,131)	(4,124,780)	(13,529,613)	-	(21,791,524)
Other income and expense:
Interest expense	(459,875)	(77,066)	-	536,941	-
Interest income	303,532	2,637	1,168,757	(536,941)	937,985
Income (loss) before income taxes	(4,293,474)	(4,199,209)	(12,360,856)	-	(20,853,539)
Income tax expense	-	2,143	-	-	2,143
Net loss	(4,293,474)	(4,201,352)	(12,360,856)	-	(20,855,682)
Less net loss attributable to non-controlling interests	-	(1,630,383)	-	-	(1,630,383)
Net loss attributable to MDB Capital Holdings, LLC	$(4,293,474)	$(2,570,969)	$(12,360,856)	$-	$(19,225,299)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

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

Class A Common Shares – 95,000,000 shares authorized, 5,138,632 shares issued and outstanding as of September 30, 2025 and 4,950,632 shares issued and outstanding as of December 31, 2024. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5,000,000 shares authorized, 5,000,000 issued and outstanding as of September 30, 2025 and December 31, 2024. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

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

Non-Controlling Interests (NCI)

For the nine months ended September 30, 2025, the Company held a weighted average of 67.82% ownership interest in M1, with the remaining 32.18% representing NCI. In comparison, for the nine months ended September 30, 2024, the ownership interest in eXoZymes was 60.94% and the non-controlling interest was 39.06% and the ownership Minnesota One 67.00% and 33.00% of non-controlling interest, the average ownership was 62.00%. However, effective November 14, 2024, eXoZymes was deconsolidated and is now accounted for under the equity method. As a result, NCI related to eXoZymes were removed from the consolidated financial statements as of that date.

During each period, controlling and NCI changes as a result of capital infusions from the Company. For the nine months ended September 30, 2025 there were $55,896 of capital infusions. For the nine months ended September 30, 2024, there were $90,744 of capital infusions. The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the NCI owner. As of September 30, 2025 and 2024, the Company’s equity in Minnesota One was 67.82% and 67.00%, respectively. As of September 30, 2024, the Company’s equity interest in eXoZymes was 60.94%, and the remaining equity interest was owned by the NCI as presented below:

	For the Nine Months Ended September 30,
	2025	2024

Non-controlling companies net loss	$(50,954)	$(4,201,352)
Weighted average non-controlling percentage	32.18%	38.81%
Net loss non-controlling interest	$(16,397)	$(1,630,383)
Prior period balance	(89,671)	7,250
Ownership change of non-controlling interest	-	198
Stock-based compensation	-	808,362
Ending period balance	$(106,068)	$(814,573)

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

The Company’s portion of the net loss for the three and nine-months ended September 30, 2025 was $1,068,539 and $3,048,283, respectively. As of September 30, 2025, MDB owned 3,931,133 shares of eXoZymes shares, representing a 46.9% ownership of eXoZymes.

The following summarizes the Company’s equity method investment:

Carrying Amount
December 31, 2024, beginning balance	$41,763,568
Portion of loss from eXoZymes	(3,048,283)
Gain related to dilution events	19,863
September 30, 2025, carrying amount	$38,735,148

6. Stock-Based Compensation

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

Between April 19, 2022 and September 21, 2022, the Company granted 3,675,000 restricted stock units (“RSUs”). These units vested 20% of one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then vesting would be at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested would fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU began to vest upon the completion of the initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company will be expensing the RSUs based on the average expense over the vesting period. In 2024 an additional 295,000 RSUs were granted, 320,000 RSUs were either canceled or forfeited, and 655,000 RSUs vested. The total unrecognized compensation expense based on the share price sold in the 2022 private placement as of September 30, 2025 was $6,952,888. The weighted average of the remaining restricted stock units at September 30, 2025 was 1.9 years and at December 31, 2024 was 2.4 years. During the nine months ended September 30, 2025, 127,500 RSUs were canceled due to holder leaving the Company and 1,600,000 RSUs were exchanged and converted to stock options. As a result of the modification, the fair value of the awards immediately after the modification was determined to be $6,000,000 compared to the fair value of the original restricted stock unit awards of $6,800,000 immediately prior to the modification. The modification resulted to a decrease in the aggregate fair value of the awards and in accordance with ASC 718, no incremental compensation costs need to be recognized over the remaining requisite service period.

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

A summary of restricted stock unit activity during the nine-months ended September 30, 2025 and the year ended December 31, 2024 is presented below:

	Time-Based		Market-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2024	2,995,000	$9.90	2,000,000	$7.91
Granted	-	-	-	-
Vested	(188,000)	9.69	-	-
Exchanged/Modified	(1,600,000)	10.00	(2,000,000)	7.91
Expired/Cancelled	(127,500)	9.97	-	-
Restricted stock units outstanding at September 30, 2025	1,079,500	$9.78	-	$-

Exercisable and vested restricted stock units at December 31, 2024	655,000	$10.00	-	$-
Exercisable and vested restricted stock units at September 30, 2025	843,000	$9.93	-	$-

On April 28, 2025, in exchange for 1,600,000 unvested time-based RSUs, stock options to purchase 1,600,000 shares of Common Stock were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Stock immediately prior to the date of grant, and are exercisable for a period of 10 years. One-half of the stock options vested immediately on grant, with the remaining stock options vesting ratably over a period of 2 years, subject to continued service. The inputs used to determine the fair value of this stock option grant were as follows: (1) Common Stock price of $4.25 per share; (2) exercise price of $4.25 per share; (3) expected life of 10 years; (4) risk-free interest rate of 4.23%; (5) expected annual volatility of 85.65%; and (6) an annual dividend rate of 0%. The total unrecognized compensation expense based on the pre-modification valuation of the shares price sold in the 2022 private placement as of September 30, 2025 was $8,214,232.

A summary of time-based stock option activity during the nine months ended September 30, 2025 and the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Time-based stock options outstanding at December 31, 2024	-	$-	-
Exchanged/Modified	1,600,000	3.75	9.58
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at September 30, 2025	1,600,000	$3.75	9.58

Stock options exercisable at December 31, 2024	-	$-	-
Stock options exercisable at September 30, 2025	966,660	$3.75	9.58

In addition, on April 28, 2025, in exchange for 2,000,000 unvested market-based RSUs, stock options to purchase 2,000,000 shares of Common Stock were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Stock immediately prior to the date of grant, and are exercisable for a period of 10 years. The stock options vest if either (a) the Common Stock has traded in the market on which the shares are listed for at least 30 trading days at an average price per share of $20.00 or more, whether consecutive or non-consecutive, or (b) there are distributions of cash, stock or other property by the Company to the holders of the Common Stock, at a value per share of $20.00 or more in the aggregate, subject to continued service. Once vested, the stock options will be exercisable for the remainder of the 10 year grant date period. The total unrecognized compensation expense based on the post-modification valuation of the unamortized amount and the incremental value as of September 30, 2025 was $13,607,378.

A summary of market-based stock option activity during the nine months ended September 30, 2025 and the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Market-based stock options outstanding at December 31, 2024	-	-	-
Exchanged/Modified	2,000,000	$3.02	9.58
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at September 30, 2025	2,000,000	$3.02	9.58

Stock options exercisable at December 31, 2024	-	$-	-
Stock options exercisable at September 30, 2025	-	$-	-

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

Basic and fully diluted earnings per share is calculated at follows for the three and nine-months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30, 2025		September 30, 2024
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(2,316,854)	$(2,339,957)	$(3,574,644)	$(4,160,789)

Weighted average shares outstanding – basic and diluted	5,048,719	5,000,000	4,295,632	5,000,000

Net loss per share – basic and diluted	$(0.46)	$(0.47)	$(0.83)	$(0.83)

	For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Class A common shares	Class B common shares	Class A common shares	Class B common shares
Net loss attributable to MDB Capital Holdings, LLC	$(9,697,550)	$(9,794,254)	$(8,884,260)	$(10,341,039)

Weighted average shares outstanding – basic and diluted	4,983,687	5,000,000	4,295,632	5,000,000

Net loss per share – basic and diluted	$(1.95)	$(1.96)	$(2.07)	$(2.07)

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

8. Related Party Transactions

The principal members of the Company have a controlling interest in Point 1286, a company organized and based in the United States and is the sole owner of MDB Capital, S.A., a company organized and based in Nicaragua , that provides outsourced services to the Company and other non-related entities. During the nine months ended September 30, 2025 and 2024, the Company paid $1,376,724 and $1,115,200, respectively, to the above entities which is inclusive of expenses and fees, for contracted labor, that is recorded against general and administrative expenses.

During the nine months ended September 30, 2025, PatentVest, a 100% entity owned the Company, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officers, Anthony DiGiandomenico, Head of New Venture Discovery, serves as a board member. For the nine months ended September 30, 2025, there were no financial transactions recognized between the MDB Capital entities and ENDRA.

During the nine months ended September 30, 2025, PatentVest, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $78,140.

On May 15, 2025, MDB Capital Holdings entered into an agreement to acquire a 30.6% ownership interest in Paulex. As part of the transaction, MDB issued a promissory note to Paulex. As of September 30, 2025, the outstanding balance of the promissory note was $252,448.

As of September 30, 2025, the Company recorded related party receivables totaling $26,275, this amount is for services performed by PatentVest on behalf of eXoZymes and accounting support from MDB Management. Additionally, the Company recorded accrued expenses of $21,755 payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business, as well as miscellaneous invoices payable to Exozymes. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2025 and 2024, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

MDB Capital dba Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At September 30, 2025 and 2024, Public Ventures had net capital of $7,778,582 and $11,765,823, respectively, which was $7,528,582 and $11,515,823 in excess of the minimum $250,000, as required by the SEC Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7,300,000. This amount, together with existing subordinated loans totaling $5,900,000 and $1,518,257 of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness.

Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $0 at September 30, 2025.

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at September 30, 2025 and 2024 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the nine-months ended September 30, 2025 and 2024, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2025 and 2024.

10. Employee Benefit Plans

MDB Management and eXoZymes both sponsor individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the nine-months ended September 30, 2025 and 2024. On November 14, 2024 eXoZymes was deconsolidated from the Company’s condensed consolidated financial statements, eXoZymes costs are included in the 2024 figures. Benefits under the eXoZymes plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the nine-months ended September 30, 2025 and 2024, a total of $298,666 and $426,432, respectively, was contributed to the plans. The majority of the expense was included in general and administrative cost, however contributions for research and development employees is included in research and development expenses.

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

As part of initial consideration for the License Agreement, M1 issued 1,980,000 shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150,000 as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At September 30, 2025 there were no accrued royalties recorded.

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

As of September 30, 2025 the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

If M1 materially breaches the terms of the License Agreement, and such material breach remains uncured after an opportunity to cure, Mayo may terminate the License Agreement.

12. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the balance sheets for all leases with terms longer than twelve months. The Company has one operating lease, with no variable lease costs, and no finance leases as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025	December 31, 2024

Operating leases:
Right-of-use assets	$570,989	$641,354
Operating lease liabilities	$635,421	$711,503

Weighted average remaining lease term in years	4.75	5.50
Weighted average discount rate	7.80%	7.80%

Cash paid for amounts included in the measurement of lease liabilities	$115,763	$152,048
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Operating lease cost	$110,045	$146,727
Short-term lease costs	70,366	87,246
Total operating lease costs	$180,411	$233,973

Future payments due under operating leases as of September 30, 2025 are as follows:

Year	Amount
Remainder of 2025	$39,048
2026	157,573
2027	160,336
2028	163,098
2029	165,860
2030	92,912
Total	$778,827
Less effects of discounting	(143,406)
Total operating lease liabilities	$635,421

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

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the nine months ended September 30, 2025, and September 30, 2024, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the nine-months ended September 30, 2025, and September 30, 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2024, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of September 30, 2025, and September 30, 2024. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and contains important legislation that affects corporations and partnerships. The Company is currently evaluating the impact of the OBBBA on its income tax provision and overall tax position. The Company will continue to assess the implications of the legislation and incorporate any required changes in future reporting periods as appropriate.

14. Subsequent Events

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

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three-Months Ended September 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$1,225,329	$(718,491)	$1,943,820	270.5%
Other operating income	25,563	104,246	(78,683)	(75.5)%
Total operating income (loss), net	1,250,892	(614,245)	1,865,137	(303.6)%

Operating costs:
General and administrative costs:
Compensation	3,317,168	5,170,772	(1,853,604)	(35.8)%
Operating expense, related party	447,857	489,954	(42,097)	(8.6)%
Professional fees	423,145	850,013	(426,868)	(50.2)%
Information technology	291,601	236,469	55,132	23.3%
Clearing and other charges	15,911	876	15,035	1,716.3%
General and administrative-other	510,477	633,799	(123,322)	(19.5)%
Total general and administrative costs	5,006,159	7,381,883	(2,375,724)	(32.2)%
Research and development costs, net of grants amounting to $0 and $489,798	-	723,487	(723,487)	(100.0)%
Total operating costs	5,006,159	8,105,370	(3,099,211)	(38.2)%
Net operating loss	(3,755,267)	(8,719,615)	4,964,348	56.9%
Other income:
Interest income	147,132	279,125	(131,993)	(47.3)%
Gain related to dilution events	19,863	-	19,863	100.0%
Loss before income taxes	(3,588,272)	(8,440,490)	4,852,218	57.5%
Income taxes	-	-	-	-%
Net loss before equity method investee	(3,588,272)	(8,440,490)	4,852,218	57.5%
Equity in loss of equity method investee	(1,068,539)	-	(1,068,539)	(100.0)%
Net loss	(4,656,811)	(8,440,490)	3,783,679	44.8%
Less net (loss) attributable to non-controlling interests	-	(705,057)	705,057	100.0%
Net loss attributable to MDB Capital Holdings, LLC	$(4,656,811)	$(7,735,433)	$3,078,622	39.8%

Unaudited Condensed Consolidated Results of Operations for the Nine-Months Ended September 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$(2,430,483)	$(566,215)	$(1,864,268)	(329.3)%
Fee income	2,140,238	1,303,398	836,840	64.2%
Other operating income	468,815	276,633	192,182	69.5%
Total operating income (loss), net	178,570	1,013,816	(835,246)	(82.4)%

Operating costs:
General and administrative costs:
Compensation	11,472,427	15,188,205	(3,715,778)	(24.5)%
Operating expense, related party	1,376,724	1,115,200	261,524	23.5%
Professional fees	1,563,881	2,409,722	(845,841)	(35.1)%
Information technology	809,305	651,856	157,449	24.2%
Clearing and other charges	339,699	229,338	110,361	48.1%
General and administrative-other	1,674,390	1,972,556	(298,166)	(15.1)%
Total general and administrative costs	17,236,426	21,566,877	(4,330,451)	(20.1)%
Research and development costs, net of grants amounting to $0 and $1,807,706	-	1,238,463	(1,238,463)	(100.0)%
Total operating costs	17,236,426	22,805,340	(5,568,914)	(24.4)%
Net operating loss	(17,057,856)	(21,791,524)	4,733,668	21.7%
Other income:
Miscellaneous income	75,000	-	75,000	100.0%
Interest income	503,075	937,985	(434,910)	(46.4)%
Gain related to dilution events	19,863	-	19,863	100.0%
Loss before income taxes	(16,459,918)	(20,853,539)	4,393,621	21.1%
Income taxes	-	(2,143)	2,143	100.0%
Net loss before equity method investee	(16,459,918)	(20,855,682)	4,395,764	21.1%
Equity in loss of equity method investee	(3,048,283)	-	(3,048,283)	(100.0)%
Net loss	(19,508,201)	(20,855,682)	1,347,481	6.5%
Less net loss attributable to non-controlling interests	(16,397)	(1,630,383)	1,613,986	99.0%
Net loss attributable to MDB Capital Holdings, LLC	$(19,491,804)	$(19,225,299)	$(266,505)	(1.4)%

Operating Income. For the three-month period ending September 30, 2025 and 2024, there was limited activity, beyond the unrealized gains and losses related to investment securities held. For the nine-month period ending September 30, 2025 and 2024, the Company generated operating income primarily due to investment banking activity completed in February 2025, which was offset by unrealized losses from securities held in the segment.

General and Administrative Costs. During the three and nine-month periods ended September 30, 2025 and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the decrease in compensation expense was attributable to the deconsolidation of eXoZymes, as well as the exchange of restricted stock units to options during the period.
●	Related Party Operating Expenses: The increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: The decrease compared to the prior period was largely due to a reduction in audit and consulting fees that were primarily associated with fiscal year 2024 reporting activities.
●	Information Technology Costs: Costs increased from the prior period, driven by higher expenses incurred for self-clearing operations.
●	Clearing and Other Charges: For the three and nine-months ended September 30, 2025, the increase is in line with broker-dealer activity, as these costs generally correlate with fee-generating transactions, which compared to the prior period had no fee-generating transactions.
●	Other General and Administrative Costs: The primary driver for the decrease in general and administrative expenses was the deconsolidation of eXoZymes, which resulted in the removal of related operating costs from the condensed consolidated financials.

Research and Development Costs. The research and development costs were incurred by the Company’s technology development segment. For the three and nine-months periods ended September 30, 2025, R&D expenses decreased compared to the same period in the prior year, due to the deconsolidation of eXoZymes.

Other Income and Expense. For the three and nine-month periods ended September 30, 2025, the decrease in other income compared to the same period in the prior year was the result of less interest generated on U.S. Treasury Bill interest from cash used on operating activities during the year. The increase in equity in loss of equity method investee was due to recording the net loss for eXoZymes as equity investee.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three-Months Ended September 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer)	$1,225,329	$(718,491)	$1,943,820	270.5%
Other operating income	25,563	104,246	(78,683)	(75.5)%
Total operating income (loss), net	1,250,892	(614,245)	1,865,137	303.6%

Operating costs:
General and administrative costs:
Compensation	690,689	854,973	(164,284)	(19.2)%
Operating expense, related party	354,829	405,771	(50,942)	(12.6)%
Professional fees	241,808	190,277	51,531	27.1%
Information technology	248,792	195,304	53,488	27.4%
Clearing and other charges	15,911	876	15,035	1,716.3%
General and administrative-other	199,306	166,771	32,535	19.5%
Total General and administrative costs	1,751,335	1,813,972	(62,637)	(3.5)%
Research and development costs	-	-	-	0.0%
Total operating costs	1,751,335	1,813,972	(62,637)	(3.5)%
Net operating loss	(500,443)	(2,428,217)	1,927,774	(79.4)%
Other income:
Interest expense	(247,500)	(183,625)	(63,875)	(34.8)%
Interest income	118,259	106,298	11,961	11.3%
Loss before income taxes	(629,684)	(2,505,544)	1,875,860	74.9%
Income taxes	-	-	-	0.0%
Net loss	$(629,684)	$(2,505,544)	$1,875,860	74.9%

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Nine-Months Ended September 30, 2025 and 2024

	2025	2024	$ Change	% Change
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(2,430,483)	$(566,215)	$(1,864,268)	(329.3)%
Fee income (from our licensed broker dealer)	2,140,238	1,303,398	836,840	64.2%
Other operating income	468,815	276,633	192,182	69.5%
Total operating income, net	178,570	1,013,816	(835,246)	(82.4)%

Operating costs:
General and administrative costs:
Compensation	2,206,461	2,354,897	(148,436)	(6.3)%
Operating expense, related party	1,114,658	923,292	191,366	20.7%
Professional fees	755,945	489,910	266,035	54.3%
Information technology	717,128	561,420	155,708	27.7%
Clearing and other charges	339,699	229,338	110,361	48.1%
General and administrative-other	555,310	592,090	(36,780)	(6.2)%
Total General and administrative costs	5,689,201	5,150,947	538,254	10.4%
Research and development costs	-	-	-	0.0%
Total operating costs	5,689,201	5,150,947	538,254	10.4%
Net operating loss	(5,510,631)	(4,137,131)	(1,373,500)	(33.2)%
Other income:
Miscellaneous income	75,000	-	75,000	100.0%
Interest expense	(742,500)	(459,875)	(282,625)	(61.5)%
Interest income	361,821	303,532	58,289	19.2%
Loss before income taxes	(5,816,310)	(4,293,474)	(1,522,836)	(35.5)%
Income taxes	-	-	-	0.0%
Net loss	$(5,816,310)	$(4,293,474)	$(1,522,836)	(35.5)%

Operating Income. For the three-month period ending September 30, 2025 and 2024, there was limited activity, beyond the unrealized gains and losses related to investment securities held. For the nine-month period ending September 30, 2025 and 2024, the Company generated operating income primarily due to investment banking activity completed in February 2025, which was offset by unrealized losses from securities held in the segment.

General and Administrative Costs. During the three and nine-month periods ended September 30, 2025 and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: For the three and nine-months ended September 30, 2025, the decrease compared from the prior period is from personnel departures.
●	Related Party Operating Expenses: For the three-months ended September 30, 2025, the decrease compared from the prior period is from less use of contractors. For the nine-months ended September 30, 2025, the increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: The increase compared to the prior period was largely due to consulting activities and audit costs for the self-clearing operations.
●	Information Technology Costs: Costs increased from the prior period, driven by higher expenses incurred for self-clearing operations.
●	Clearing and Other Charges: The increase is in line with broker-dealer activity, as these costs generally correlate with fee-generating transactions, which compared to the prior period had no fee-generating transactions.
●	Other General and Administrative Costs: For the three-months ended September 30, 2025, the increase was due to less travel related costs from the prior comparable periods. For the nine-months ended September 30, 2025, the decrease was due to less travel related costs in the first part of the year from the prior comparable periods.

Other Income. The decrease in other income for the three and nine-month periods ending September 30, 2025 can be attributed to bank interest income, stemming from a decrease in the cash balances.

Technology Development Segment (M1 and eXoZymes) Results of Operations for the Three-Months Ended September 30, 2025 and 2024

	2025	2024	$ Change	% Change
Total operating income	$-	$-	$-	0.0%

Operating costs:
General and administrative costs:
Compensation	-	546,097	(546,097)	(100.0)%
Professional fees	-	445,532	(445,532)	(100.0)%
Information technology	-	15,661	(15,661)	(100.0)%
General and administrative-other	-	56,941	(56,941)	(100.0)%
Total general and administrative costs	-	1,064,231	(1,064,231)	(100.0)%
Research and development costs, net of grants amounting to $0 and $489,798	-	723,487	(723,487)	(100.0)%
Total operating costs	-	1,787,718	(1,787,718)	(100.0)%
Net operating loss	-	(1,787,718)	1,787,718	100.0%
Other income:
Interest expense	-	(45,568)	45,568	100.0%
Interest income	-	921	(921)	(100.0)%
Loss before income taxes	-	(1,832,365)	1,832,365	100.0%
Income taxes	-	-	-	0.0%
Net loss	-	(1,832,365)	1,832,365	100.0%
Less net loss attributable to non-controlling interests	-	(705,057)	705,057	100.0%
Net loss attributable to controlling interests	$-	$(1,127,308)	$1,127,308	100.0%

Technology Development Segment (M1 and eXoZymes) Results of Operations for the Nine-Months Ended September 30, 2025 and 2024

	2025	2024	$ Change	% Change
Total operating income	$-	$-	$-	0.0%

Operating costs:
General and administrative costs:
Compensation	-	1,667,748	(1,667,748)	(100.0)%
Professional fees	50,954	991,998	(941,044)	(94.9)%
Information technology	-	29,267	(29,267)	(100.0)%
General and administrative-other	-	197,304	(197,304)	(100.0)%
Total general and administrative costs	50,954	2,886,317	(2,835,363)	(98.2)%
Research and development costs, net of grants amounting to $0 and $1,317,878	-	1,238,463	(1,238,463)	(100.0)%
Total operating costs	50,954	4,124,780	(4,073,826)	(98.8)%
Net operating loss	(50,954)	(4,124,780)	4,073,826	98.8%
Other income:
Interest expense	-	(77,066)	77,066	100.0%
Interest income	-	2,637	(2,637)	(100.0)%
Loss before income taxes	(50,954)	(4,199,209)	4,148,255	98.8%
Income taxes	-	2,143	(2,143)	(100.0)%
Net loss	(50,954)	(4,201,352)	4,150,398	97.8%
Less net loss attributable to non-controlling interests	(16,397)	(1,630,383)	1,613,986	99.0%
Net loss attributable to controlling interests	$(34,557)	$(2,570,969)	$2,536,412	98.7%

Operating Income. There was no activity during the three and nine-month periods ended September 30, 2025 and 2024.

General and Administrative Costs. During the three and nine-month periods ended September 30, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

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

Research and Development Costs. The research and development costs were incurred by the Company’s technology development segment. For the three and nine-month periods ended September 30, 2025, R&D expenses decreased compared to the same periods in the prior year, due to the deconsolidation of eXoZymes.

Condensed Consolidated Balance Sheets September 30, 2025 and December 31, 2024

	September 30, 2025 (unaudited)	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$15,094,286	$20,437,492	$(5,343,206)	(26.1)%
Cash segregated in compliance with regulations	837,632	843,741	(6,109)	(0.7)%
Related party receivables	283,411	63,759	219,652	344.5%
Accounts receivable	188,095	24,700	163,395	661.5%
Clearing deposits	1,015,052	1,737,771	(722,719)	(41.6)%
Prepaid expenses and other current assets	259,719	488,549	(228,830)	(46.8)%
Investment securities, at fair value (held by our licensed broker dealer)	4,415,003	5,858,336	(1,443,333)	(24.6)%
Equity method investment	38,735,148	41,763,568	(3,028,420)	(7.3)%
Deferred costs related to deferred revenue	12,788	26,638	(13,850)	(52.0)%
Property and equipment, net	99,202	90,491	8,711	9.6%
Operating lease right-of-use assets, net	570,989	641,354	(70,365)	(11.0)%
Total assets	$61,511,325	$71,976,399	$(10,465,074)	(14.5)%

LIABILITIES AND EQUITY
Accounts payable	$329,141	$323,926	$5,215	1.6%
Accrued expenses	59,088	72,188	(13,100)	(18.1)%
Payables to non-customers	-	41	(41)	(100.0)%
Payables to customers	834,720	772,565	62,155	8.0%
Payables to related party	21,755	22,842	(1,087)	(4.8)%
Operating lease liabilities	635,421	711,503	(76,082)	(10.7)%
Total liabilities	1,880,125	1,903,065	(22,940)	(1.2)%
Equity:
Paid-in-capital	77,786,997	68,720,930	9,066,067	13.2%
Accumulated (deficit) income	(18,049,729)	1,442,075	(19,491,804)	(1,351.6)%
Total MDB Capital Holdings, LLC Members’ equity	59,737,268	70,163,005	(10,425,737)	(14.9)%
Non-controlling interest	(106,068)	(89,671)	(16,397)	(18.3)%
Total equity	59,631,200	70,073,334	(10,442,134)	(14.9)%
Total liabilities and equity	$61,511,325	$71,976,399	$(10,465,074)	(14.5)%

Financial Condition: Overall, the reduction in assets was primarily attributed to their utilization for operational activities during the period. The decrease in cash segregated in compliance with regulations stemmed from customer deposits being moved into securities. The drop in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period, offset by the receipt of warrants for investment banking activities. The decrease in prepaid expenses stemmed from usage of prepaid insurance over the period. The increase in accounts receivable is due to an increase in activity from legal and strategy fees. The increase in related party receivable is due to an increase in a loan to an equity method investment. The decrease in equity method investment is directly tied to the Company’s portion of the net loss. Finally, the reduction in property and equipment & right-of-use asset was due to its regular utilization.

Accounts payable, payables to customers, and related party payables remained stable compared to the previous period. The decrease in accrued expenses stemmed from payments through the normal course of business. Finally, the reduction in lease liability was due to its routine utilization.

The decrease in equity was primarily due from net losses from previous periods.

The increase in non-controlling interest resulted from the net loss experienced by M1.

Liquidity and Capital Resources – September 30, 2025 and 2024

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(5,323,638)	$(8,620,720)
Net cash provided by (used in) investing activities	(25,677)	20,045,260
Net cash used in financing activities	-	(518,065)
Net increase (decrease) in cash and cash equivalents	$(5,349,315)	$10,906,475

At September 30, 2025, the Company had $15,595,859 of working capital. This is a decrease of $3,957,180 from the working capital of $19,553,039 that the Company had at September 30, 2024. The decrease in working capital is primarily attributed to the use of cash to fund operations for the nine-months ended on September 30, 2025.

Operating Activities. For the nine months ending September 30, 2025, operating activities use of cash represented a combination of increased activity in the broker dealer, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

For the nine months ending on September 30, 2024, there was accretion of investments at amortized costs (U.S. Treasury Bills) and the acquisition of investment securities. However, this decrease in cash was partly offset by an increase in accounts payable, grants receivable for the technology segment. Furthermore, clearing deposits, payables to customers, and payables were non-customers all increased due to the implementation of self-clearing operations. There was a decrease in the accrued expenses due to bonuses being paid in Q1 of 2024.

Investing Activities. There was a small investment into self-clearing software that is being developed for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, investing activities consisted of the proceeds from the sale and the maturing of U.S. Treasury Bills and purchases of investment securities, which was offset by the reinvestment of the proceeds into new U.S. Treasury Bills and the transfer of cash for operating activities.

Financing Activities. There was no activity for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, financing activities consisted of costs related to the deferred costs of the IPO of eXoZymes.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures, dba MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires the maintenance of minimum net capital. At September 30, 2025 and 2024, Public Ventures had net capital of $7,778,582 and $11,765,823, respectively, which was $7,528,582 and $11,515,823 in excess of the minimum $250,000, as required by the Securities and Exchange Commission Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7,300,000. This amount, together with existing subordinated loans totaling $5,900,000 and $1,518,257 of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness.

Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debits, which was calculated as $0 at September 30, 2025.

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5,000,000 of net capital in excess of the $250,000 minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at September 30, 2025 and 2024 have subsequently settled with no resulting material liability to Public Ventures. For the three and nine-months ended September 30, 2025 and 2024 Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2025 and 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: November 13, 2025	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Jeremy W. James
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

