Form 10-K
period 2025-12-31
MDB Capital Holdings, LLC
filed 2026-03-31
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2025

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

(945) 262-9012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares, representing Limited Liability Interests	MDBH	Nasdaq Capital Market

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

As of March 31, 2026 the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 5,300,132. There are also 5,000,000 outstanding shares of Class B Common Shares, representing limited liability interests of the registrant, each of which votes with the Class A Common Shares on all matters presented to the holders of the Class A Common Shares.

The value of the Class A Common Shares on June 30, 2025, was $22,178,831, the last business day of the registrant’s most recently completed second fiscal quarter.

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

Important factors that could cause those differences include, but are not limited to:

●	our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;

●	our business plan and our ability to effectively manage our overall operations and growth, particularly in respect of our partner companies;

●	our ability to anticipate trends, growth rates, and challenges in our securities brokerage and related businesses as broker dealer regulation evolves;

●	our ability to evaluate potential partner companies and assess their potential growth and the challenges of their business;

●	our ability to evaluate the product and service development of the partner companies, product and service acceptance of the partner companies, and the inherent uncertainty of their product and service development and commercialization;

●	how our partner companies are able to be financed and our ability to provide shareholder value to our holders of Class A Shares and Class B Shares;

●	our ability to realize upon the value created by our partner companies by the distribution or sale of the securities we own of them;

●	regulatory, legislative and judicial developments that impact our businesses and those of the partner companies and our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business and those of the partner companies;

●	the ability of our partner companies to protect their respective intellectual property;

●	our relationships with our clients and service providers;

●	our ability to identify, complete and integrate potential strategic acquisitions of complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets into our overall structure;

●	general economic conditions and trends and their impact on businesses of the group companies;

●	increased expenses associated with being a public company;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible developmental businesses and acquisitions; and

●	future revenue being lower than expected.

These above factors should not be construed as exhaustive and should be read with the other cautionary statements in this annual report.

PART I

Item 1. Business

Introduction

MDB Capital Holdings, LLC (“MDB”) serves as a foundational platform specializing in financing startups, partnering with co-founders, and fostering value creation. This platform sets the stage for nascent ideas and entrepreneurial talent to take root. MDB is comprised of a group of companies that together serve as this unified foundational platform.

One of the companies in our group, Public Ventures, LLC (“Public Ventures”), which operates under the D/B/A of “MDB Capital,” operates as a growth catalyst, focusing on community-driven micro and small-cap financings and is a self-clearing broker dealer. It enables companies to scale through the initial financing stages ranging from $5 million to sixty million dollars and facilitates their transition into public markets with select IPOs valued in the range of twenty to fifty million dollars. Public Ventures also may provide financing to post-IPO companies that continue to meet its overall business criteria for investment.

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

MDB Minnesota One, Inc (“M1”), a partner company, was created in mid-2024 with the vision of developing a small molecule anti-senescence platform comprised of pharmaceutical drugs or other products to aid in longevity and to inhibit certain forms of age-related diseases (the “M1 Platform”). The focus of the M1 Platform is to treat senescent cells, which are dysfunctional cells that have permanently stopped dividing, that have been implicated in the aging process, and that permit the development of chronic low-grade inflammation. This chronic inflammation has been linked to a variety of age-related diseases, including multiple fibrotic conditions that have limited treatment options and poor prognoses.

MDB supports a continuous process, dubbed our Big Idea Pipeline, designed to surface new Big Idea Companies and other opportunities for our platform. We believe that the Big Idea Pipeline showcases the progression of tech initiatives from discovery to commercialization stages. Initially, in any given calendar cycle, a substantial number of potential tech ideas are scouted from various sources, including referrals, universities, and conferences. From this broad pool, approximately 250 technologies are identified annually as relevant and with potential alignment with our business model. A more focused group of these ideas, about 50, evolves into, what we call, active Big Idea Companies. Progressing further, approximately ten of these companies reach advanced stages within the selection process, indicating a deeper engagement and evaluation by MDB. At the pinnacle of the pipeline, as of the date of filing this Annual Report on Form 10-K, two Big Idea Companies are currently in active negotiations, marking the final step before potential partnership or investment. This is a continuous process with the Big Idea Pipeline in constant flux as new ideas emerge or evolve. MDB’s disciplined and structured approach to vetting the Big Idea Pipeline allows us to cultivate and invest in innovative technologies with the potential to scale and succeed in the market.

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

Our model typically includes a two-step financing approach with our partner companies: we put in seed capital, as founders, and the first round of capital between $5 to $10 million to set the business on an operational foundation. Our plan is to then raise additional amounts of substantive capital to bring the technology closer to validation or to be able to commence commercialization, typically in the range of $20 to $60 million overall. We plan on additional financing by means of public offerings or alternative value realization. Our community of sophisticated, individual investors with like-minded goals and values, supports our model, where we will draw on their capital, knowledge, connections and expertise. We anticipate that value creation will be generated after any number of years of patient ownership and corporate effort, and value realization might include any number of methods, such as continued holding and operating, initial public offerings (“IPO”), joint ventures, licensing, asset sales and merger transactions, depending on the particular business model and industry.

We believe that we successfully have used the private and public capital markets to finance growth companies. Being able to find disruptive technologies to develop, acting as corporate founders, owners, directors and management, and conducting financing activities for those companies in which we are strategically involved for the long term, we believe we have a different model of helping companies grow than that of the typical private venture capital model. We refer to our approach as public venture capital. We find the technology and then we work to analyze the technology leadership position by our surveying the marketplace so as to establish a research and development and intellectual property development strategy to create a dominant position in the distinct technology vertical. Then we create the basic company, we set up its management, we define its business plan, we nurture its enterprise, and we provide its financings in its early-stage rounds, and then we likely will act as the underwriter or selling agent for their IPO, other financing or disposition. It is our plan to remain involved with our partner companies for the long term. Where there is an IPO, we plan to stay on for several years thereafter, by being members of the board, having consulting agreements, providing strategic business advice, and participating in, advising on or facilitating further financing rounds. We believe, most importantly, that one gauge of the partner company success is that the partner company will successfully foster community, where community members who seek to create value at the companies, in connection with our self-clearing broker-dealer, Public Ventures. Our typical complete public and private follow-on offerings continue supporting their research, development, growth and marketing of their technologies’ potential. MDB, we believe, builds value by building partner companies with the right foundations

Past Examples

In having been able to find disruptive technologies to develop, acting as corporate founders, owners, directors and management, and conducting investing activities for those companies in which we have been strategically involved for the long term, we believe we now have a different model for helping companies grow than that of the typical private venture capital model. We refer to our approach as public venture capital. We find the technology, and then we work to analyze the technology leadership position and survey the marketplace so as to establish a research and development and intellectual property development strategy to create a dominant position in the distinct technology vertical. Then we create the basic company, we set up its management, we define its business plan, we nurture its enterprise, and we facilitate its financings in its early-stage rounds of private funding. Then we likely will act as the underwriter or selling agent for their IPO, other financing or disposition. It is our plan to remain involved with our partner companies for the long term. Where there is an IPO, we plan to stay involved on for several years thereafter, by being members of the board, having consulting agreements, providing strategic business advice, and participating in, advising on or facilitating further financing rounds. We believe that one gauge of the partner company success is that the partner company will successfully complete a private and public follow-on offering to continue supporting their research, development, growth and marketing of their technologies’ potential.

Three companies for which we started as founders and for which we conducted their IPOs, have traded for a period of time at near or over $1 billion in market value, which we believe is crucial for maximizing the probability the companies can raise sufficient capital to get to commercialization. These companies are as follows:

● Provention Bio, Inc. (“Provention”). Provention was established in 2016. Public Ventures created Provention to license molecules from several larger pharmaceutical companies, conceived the business strategy, assisted in licensing negotiations, provided seed capital, engaged the initial board of directors’ members, and recruited C-level executives as well as executed the successful IPO.

● Cue BioPharma, Inc. (“Cue”). Cue was established in 2014. Public Ventures created Cue to license a platform technology from Einstein University, engaged the members of the board of directors, recruited C- level executives, formed the corporate and IP strategy and provided the seed capital and well as executing the successful IPO.

● Pulse Biosciences, Inc. (“Pulse”). Pulse was established in 2014, Public Ventures created a new entity that rolled up the intellectual property from two academic institutions and one private entity. Public Ventures then completed a seed financing, created the business and IP strategy and assembled the management team and Board. Subsequently Public Ventures successfully executed the IPO for Pulse.

More recently, eXoZymes Inc, (formerly Invizyne Technologies Inc.) completed its IPO on November 14, 2024, having been set up in 2019 to develop cell-free technology to optimize nature’s own biological processes to make chemicals used in many common applications. MDB was one of the founders of the company, provided an initial funding of $5 million and a subsequent funding of $0.75 million and provided executive management and several board members. Persons affiliated with MDB continue to be on the board of directors.

Key Pillars

Since inception, we have defined and refined the key pillars that support what we believe is our successful company creation approach. These pillars are defined in Our Partner Company Criteria section. We believe that our model is only suitable for companies that can be sustained in the public markets at an early stage. Typically, these companies own what appear to be category-defining technology platforms capable of solving big problems.

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

A traditional perceived shortcoming of the public markets is that they attract investors focused on the short-term markets. We understand that to make early-stage public venture feasible; we need to create a community of investors that have the intention of helping our companies get off the ground. We believe our investors are committed community members who seek to create value at the companies in which they invest and are critical to sustaining value. Our investors, unlike traditional institutional investors, generally have long holding periods and value long-term impact over quarterly performance numbers.

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

We believe that MDB is strengthening our community of MDB shareholders and can simplify our process of developing partner companies. We used a portion of our capital to identify and find partner companies. We believe that being a public company gives us greater flexibility and nimbleness to source new technologies and make it quicker and easier to deploy capital towards opportunities that arise.

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

Inventors/Universities/Co-founders

Taking companies public allows shareholders to own the same class of common stock as the company’s early founders. In addition, the ownership interests of inventors, universities, and other co-founders become valuable, tradable shares when a company is public and listed on an exchange. As a result, we believe that, in most cases, these ownership stakes will have much greater value than they would otherwise have in the traditional venture capital model. We also believe that our model gives companies greater leeway to execute pivots or to pursue other strategic initiatives, such as licensing, asset sales or corporate merger and acquisition transactions.

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

MDB Shareholders

Under the MDB model, MDB shareholders can buy or sell their shares in the holding company in the open market at any time. These shareholders will participate in our partner companies through the holding company structure, for example through the tax benefits of holding an interest in a tax pass through entity or the overall value of the holding company as it reflects the values of our subsidiaries. Where we think it beneficial for a partner company to raise capital directly, rather than taking additional funds from the holding company, we may seek a method that can allow the MDB shareholders the ability to participate in additional capital formation for a partner company. There are a few means by which the MDB shareholder may participate: for example, a further private placement by the partner company, or by a registered public offering, such as an IPO or rights offering where the MDB shareholder can invest new funds based on the distributed right. If the best course of action is an asset sale, a licensing arrangement or a corporate merger or acquisition transaction of a partner company, then it is expected that MDB shareholders will receive a distribution of the proceeds as a result of the transaction. Moreover, we believe that many of the MDB shareholders own their Class A Common Shares because they are motivated by the opportunity to contribute their knowledge and experience to and engage with our partner companies in an effort to improve them and enhance their value.

Our Holding Company Structure

While each partner company will present its own investment dynamic, at the onset, we take a majority ownership stake in the partner companies we co-found and to hold a significant controlling position through the early stages of development and early capital creation. We plan on seeking one or two partner company opportunities a year, but there is no assurance that we will be able to find suitable opportunities at that rate for inclusion in the holding company.

In order to not be deemed an investment company under the regulation of the Investment Company Act of 1940, MDB will not operate in a manner such that it is or holds itself out as being engaged in the business of investing, reinvesting, or trading in securities. Additionally, it will maintain what are characterized as “investment securities” under the Investment Company Act below forty percent (40%) of the value of the total assets of MDB on an unconsolidated basis, unless an exemption or safe harbor applies under that legislation. Securities issued by companies other than consolidated companies are generally considered “investment securities” for purposes of the Investment Company Act, unless other circumstances exist that have the holding company being actively involved in the management of the underlying company. We consolidate these companies for financial statement purposes as long as they are majority-owned subsidiaries in which we hold voting power of fifty percent (50%) or greater. We expect to continue to have an active role in the management of our partner companies for a period of time before and after funding, such as an IPO. The Company’s Broker-Dealer subsidiary is excluded from the Investment Company Act of 1940, and therefore all securities held by the Broker-Dealer are excluded from the asset calculation.

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

The Vision

We believe that venture-stage businesses are more likely to succeed when supported and financed by a community of long-term oriented, like-minded investors and entrepreneurs who have experience building successful companies.

We envision building a close-knit community of such clients for Public Ventures, whom we refer to as our Public Ventures “Members.” Our Members will have the opportunity to submit start-up and developing companies as potential candidates for financing through Public Ventures and/or as partner companies for MDB. Members may also, at their discretion and based on their expertise, actively assist in the development and growth of the companies we finance, helping them become tomorrow’s industry leaders.

We believe that such a community of investors can foster the growth of promising public companies under $500 million in market value, also known as microcap and/or small cap companies, by leveraging the knowledge of the community and sharing risk amongst its Members.

We believe that we are building a robust infrastructure to support our vision for Public Ventures. Our objective is to create a high-end service platform that will make investing in the microcap and/or small cap segment more accessible to and efficient for the Public Ventures Member community. Public Ventures recently began self-clearing operations of U.S equity securities and its FINRA licensed self-clearing broker-dealer is capable of structuring and underwriting financing transactions as well as providing clearing services that enable clients to trade, clear, and settle securities in these companies. We also are able to provide expanded account maintenance activities, such as wire transfers, securities deposits and interest on cash deposits through typical cash management services.

We have successfully operated our broker-dealer for more than 28 years during which we have specialized in transactions for public venture companies. During that time, we built internal processes to perform diligence and prioritize the financing of deals based on the investment criteria that we have developed. We intend to leverage the lessons we have learned during these experiences to create processes, rating systems and reports that will be made available to our Member community and can be used to supplement their own processes for evaluating each opportunity and associated risks and making informed investment decisions.

The Public Venture Opportunity

Historically, the public markets have served as a significant funding source for companies with new ideas and enabled the growth and development of visionary technologies that lead to advancements in our society. We believe that venture investing in the public markets is a transparent and liquid method for investors to participate in venture capital. Public venture is available to all classes of investors who all receive typically equal amounts of information about their investments. Companies like Amazon, Tesla, Walmart, Home Depot, among others, were brought public at very early stages, and capital provided through the public markets enabled their spectacular development into industry leaders.

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

Efficient Back Office Support

We have an out-source service contract with MDB Capital, S.A, an affiliated Nicaraguan company with which the Company has worked for many years. MDB Capital, S.A. is owned by two of the principal shareholders and officers of the Company. The services that are typically out-sourced include administrative services to support Public Ventures and PatentVest, such as back office and accounting services related to brokerage and clearing firms, background investigations, preparing investment research reports, patent searches and analysis, and customer support services. Services that will be requested will be only those that can be provided by an out-source company within the context of U.S. privacy laws, FINRA regulation, and other applicable U.S. financial service and other regulation.

Based on prior Executive Orders imposing new and expanding prior sanctions on Nicaraguan businesses and on U.S. persons doing business in Nicaragua, however, there may be disruption to our being able to contract for out-sourced services with Nicaraguan entities. Therefore, we may have to adjust our business plan accordingly.

Self-Clearing

In January 2024 Public Ventures began self-clearing U.S. equity securities.

PatentVest

The PatentVest business plan is to be a venture invention and commercialization intelligence platform specifically created to assist technologists, advisors, venture capital investors, and established companies optimize technology commercialization. The PatentVest process takes in information from our proprietary patent database and transforms the information about inventions and intellectual property from a complex legal process into a manageable, measurable business process. The PatentVest process clearly defines the boundaries of an invention by providing context for previously developed ideas and analyzes how the invention, and therefore patent claims, differ from the discovered prior art in order to rationalize the essential distinctions that are the key value drivers. Understanding these boundaries, as well as how protectable and valuable these boundaries are, is essential to better guide strategic business and patentability decisions. In our experience, this PatentVest process answers the most important questions for a technology platform: how to innovate, how to improve its ideas, and how to deploy these ideas where they matter most.

Our process seeks to include the following elements and outcomes:

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

PatentVest History

Over twenty years ago, PatentVest’s founders recognized that intellectual property was the most valuable asset for technology companies and began building a proprietary patent database and software platform to help companies manage these assets. During these years, PatentVest has been continuously iterating uses for available information to potentially enable better investment decisions as well as to guide the development of such technology once investment decisions were made. We believe that PatentVest has helped start-up companies move from having novel ideas to becoming technology leaders. As a result, in our opinion, PatentVest is capable of providing the backbone of an investment idea selection process, as well as forming intellectual property and business development strategies. We believe utilizing the PatentVest Innovation in a Box process will enhance our ability to optimize our selection process with respect to partner companies as well as when selecting underwriting candidates for Public Ventures.

We also believe that the PatentVest services will aid companies to define their intellectual property assets in their capital raising activities and will be available to other companies that see to build their intellectual property outside of the context of working with MDB and Public Ventures.

PatentVest Objective

PatentVest starts with a technology assessment, where it evaluates the technology to establish whether or not the technology is unique and a company can create a leadership position with the identified intellectual property. Assessment is extensive covering an investigation into the players in the particular industry space, whether the technology truly is innovating, can value be created with the technology, what is the market and can there ultimately be value creation. The assessment phase includes an examination of existing patents and applications, scientific publications and other public data. After the assessment, a strategy is developed, which include where to focus R&D, what to patent or keep as a trade secret, and the jurisdictions in which to protect the intellectual property, and based on the assessment and strategy, help develop a business plan to progress the intellectual property. PatentVest also may provide development budgets and help identify critical persons with which to work with. PatentVest is able to implement prosecution of patents and other intellectual property, maintain surveillance of the intellectual property space, and provide reporting on developments in the particular intellectual property space.

We believe that the PatentVest process provides a fundamental advantage to helping create a leadership position for a company with unique intellectual property. By knowing and understanding the particular intellectual property space, having a focused R&D and intellectual property development plan, a coherent business plan, and providing the related aspects of setting up a development company with the right persons and financial backing, the success of the company in being a value creator in its industry vertical is improved. As part of this overall process, the involvement of Public Ventures can add to the value creation with its financing resources.

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

We believe the companies that will derive the greatest benefit from PatentVest’s services are technology companies with a few current active patent applications that are expected to primarily drive the value of their companies with their inventions. The analysis and information provided by the PatentVest process, as documented in reports to its clients, is expected to guide technology companies as they seek to prioritize ideas and develop their intellectual property and business strategies. We believe that PatentVest not only provides MDB with additional clarity in selecting its partner companies and Public Ventures in selecting underwriting candidates, but also to any technology company in their decision-making processes seeking to maximize the value of their inventions.

The PatentVest Model

We use PatentVest to help technology companies innovate and deploy their innovations in the most valuable manner as well as to support our processes. We believe that PatentVest has one of the most comprehensive global patent databases available, containing more than 148 million patents and covering 116 countries. PatentVest has built software processes and tools that make it possible to efficiently mine vast amounts of data and structure this data in a way that can be analyzed by its team of analysts. In addition, PatentVest has assembled the human capital required to cost-effectively analyze such data and build the reports for companies that are expected to be the backbone of our services. Our objective is to serve approximately 30 client companies at any one time once we have scaled our operations.

PatentVest has developed different report formats that provide information within context in a way that we think can be quickly processed by decision-makers and help provide answers to the most valuable questions for the companies we target as our business development opportunities. The insights presented in our reports are the culmination of a long, iterative process that we have refined by the constant questioning of which data is valuable to building technology companies.

PatentVest as a Law Firm

On September 20, 2022, the Supreme Court of the State of Arizona licensed PatentVest to practice law as an Alternative Business Structure, or ABS. An ABS is a business entity that includes non-lawyers that have an economic interest or decision-making authority in a law firm. We develop and maintain a team of highly trained legal professionals and staff that principally provide legal services related to intellectual property matters under federal law. Matters that we are undertaking are generally be patent prosecution and intellectual property protection. Through offering legal services we enhance the value of inventions by addressing questions of strategy and perspective along with the technical merits of an invention. The provision of legal services by PatentVest are limited to those technology companies specifically engaged by PatentVest for such services and is intended to provide all the rights and privileges of the attorney-client relationship.

Because the only other state that permits an ABS like ownership is Colorado, which is a more limited authorization than afforded by Arizona, PatentVest will not be able to expand its Arizona ABS into other states. The focus of the PatentVest ABS is on patent issues and patent prosecution which is largely a federal practice, therefore the restriction of its practice to the State of Arizona is not seen as a limitation. Where it has clients that seek legal representation outside of the State of Arizona, the PatentVest ABS will make referrals to firms licensed in appropriate jurisdictions. In late 2025, the Company commenced a process to spin off PatentVest as a separate standalone entity.

MDB Minnesota One

M1, is a partner company, with the vision of developing a small molecule anti-senescence platform comprised of pharmaceutical drugs or other products to aid in longevity and to inhibit certain forms of age-related diseases. The focus of the M1 Platform is to treat senescent cells, which are dysfunctional cells that have permanently stopped dividing, that have been implicated in the aging process, and that permit the development of chronic low-grade inflammation. This chronic inflammation has been linked to a variety of age-related diseases, including multiple fibrotic conditions that have limited treatment options and poor prognoses.

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

As part of initial consideration for the License Agreement, M1 issued 1,980,000 shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150,000 as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At December 31, 2025 there were no accrued royalties recorded.

Under the License Agreement, M1 is required to achieve certain development milestones within designated time periods. For select development milestones, as listed below, M1 will be required to make a payment to Mayo, also as noted below:

●	A payment of $0.25 million for Phase II clinical trial initiation, for the first instance of a licensed product.
●	A payment of $1.5 million for Phase III clinical trial initiation, for the first instance of a licensed product.
●	A payment of $2 million for FDA New Drug Application (NDA) acceptance, for the first instance of a licensed product.
●	A payment of $5 million for NDA approval, for each instance of a licensed product.

As of December 31, 2025, the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

M1 is currently in the pre-clinical development stage of the M1 Platform and is undertaking important feasibility studies, iterative testing, and collection of drug safety and toxicity data.

Regulation

Broker-Dealer Regulation

Our broker-dealer subsidiary, Public Ventures is subject to regulations governing every aspect of its securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with clients, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies. As a participant in the financial services industry, it is subject to the complex and extensive regulation of the U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges and certain other authorities with oversight on banking and money laundering. The laws, rules and regulations comprising the regulatory framework applicable to broker-dealers are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effect of any such changes cannot be predicted.

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

We are also subject to the PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of client due diligence, client verification and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties. We are subject to the Securities Investor Protection Act of 1970, which created the Securities Investors Protection Corporation (SIPC), which provides certain client protection to clients related to their brokerage accounts. We are subject to certain treasury regulations, such as Regulation T, relating to how money may be lent to clients and used, and the rules related to margin accounts.

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

SEC Regulation Best Interest requires that a broker-dealer and its associated persons act in a retail client’s best interest and not place their own financial or other interests ahead of a retail client’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations, including a disclosure obligation, a care obligation, a conflict-of-interest obligation, and a compliance obligation, and both broker-dealers and investment advisers are required to provide disclosures about their standard of conduct and conflicts of interest.

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

Self-Clearing Regulation

In January 2024, Public Ventures began self-clearing U.S. equity securities. As part of this process, in addition to the broker-dealer regulation described above, Public Ventures is subject to regulation directed to self-clearing operations and must demonstrate that its financial, operational and systems capacities are able to perform this business while complying with regulations, including those of the SEC, FINRA, Depository Trust Clearing Corporation (“DTCC”), and National Securities Clearing Corporation (“NSCC”). To operate the self-clearing activity, we must meet different capitalization requirements than those of an introducing broker-dealer, maintaining a capital structure with various cash and cash equivalent assets and retaining access to necessary lines of credit that can assure our ability to comply with changing deposit requirements. We expect that these regulations will continue to undergo substantial changes and may require additional capital as settlement operations moves to T+0 in the future.

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

Additionally, our broker-dealer, Public Ventures, is subject to SEC Regulation S-P, which requires that businesses maintain policies and procedures addressing the protection of client information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of client records and information and against unauthorized access to or use of client records or information. SEC Regulation S-P also requires businesses to provide initial and annual privacy notices to clients describing information sharing policies and informing clients of their rights.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our clients or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected clients or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party service providers with which we share client data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition results of operations and cash flows.

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

The different states and federal government have enacted laws requiring companies to notify individuals, regulatory authorities and/or others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our clients, partners and service providers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personal information of our clients may pose similar risks.

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

Arizona Law Firm Regulation

The law firm owned and operated by PatentVest is subject to the Arizona Supreme Court under Rule 31.1(c) and the Arizona Code of Judicial Administration, or ACJA, Section 7.209, relating to Alternative Business Structures, or ABS. An ABS is an entity that includes non-lawyers who have an economic interest or decision-making authority as defined in ACJA 7-209 which may employ, associate with, or engage a lawyer or lawyers to provide legal services to third parties. An ABS (1) must employ at least one person who is an active member in good standing of the State Bar of Arizona who will supervise the practice of law under the rules of the Arizona Supreme Court for the entity, (2) has been licensed by the Arizona Supreme Court after application to the Committee on ABSs, and (3) provide legal services by persons authorized to do so and in compliance with the Rules of Supreme Court as generally applied to the practice of law and the particular regulations applicable to an ABS. An approval is made in favor of an ABS application if the Committee on ABSs finds that the applicant meets, among others, the following objectives: (a) protecting and promoting the public interest; (b) promoting access to legal services; and (c) encouraging an independent, strong, diverse, and effective legal profession. The Committee on ABSs should also find that the applicant (a) has lawyers providing legal services to consumers that will act with the independence that is consistent with the lawyers’ professional responsibilities and standards, (b) the lawyers will make decisions in their practice that are in the best interest of clients, (c) the ABS maintains confidentiality consistent with Arizona Rule of Supreme Court 42, and (d) the other business policies or procedures of the ABS do not interfere with a lawyers’ duties and responsibilities to clients.

An ABS is also subject to all the rules and regulations associated with the ethical rules of a law firm operating in the State of Arizona. These rules are found in Section 7-209 of the Code of Judicial Administration and the Arizona Supreme Court Rules. Together the rules address issues relating to (i) conflict of interest situations for client representation, (ii) issues relating to the sale of a law practice, (iii) law firm owner responsibilities such as for having sufficient managerial authority, effective internal policies and procedures, and procedures for the conformity of law employees to the rules of professional conduct and procedures for non-law employees, and (iv) adequate trust account requirements, including the annual certification requirement. The rules also address code of conduct issues such as lawyer independence in the provision of services, the diligent and promptness of rendering legal services, and record maintenance, among others. An ABS and its law employees are subject to the disciplinary rules 46 et. seq. of the Arizona Supreme Court.

Because the only other state that permits an ABS like ownership is Colorado, which is a more limited authorization than afforded by Arizona, PatentVest will not be able to expand its Arizona ABS into other states. The focus of the PatentVest ABS, however, is on patent issues and patent prosecution, which is largely a federal practice, therefore the restriction of its practice to the State of Arizona is not seen as a limitation on its operations. Where it has clients that seek legal representation outside of the State of Arizona, the PatentVest ABS will make referrals to firms licensed in appropriate jurisdictions. In recent months, certain states have sought to restrict or limit business dealings with firms based in Arizona and to require fee-sharing arrangements with local entities.

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

Human Capital

As of the date of filing this Annual Report on Form 10-K, overall there are 14 full time employees of MDB, employed directly or indirectly through MDB CG Management, Inc. (“MDB Management”). We also engage from time-to-time consultants for various activities.

MDB Management also has an agreement with MDB Capital S.A., an affiliated Nicaraguan company, for MDB Capital S.A. to provide services to the Company on an out-source, as required service basis, overall there are 40 full time contractors assigned to MDB. The services are provided on a specific request, within an identified scope of activity, from time to time. Primarily the services are administrative support services, research activities, and analytical services as necessitated by the holding company, Public Ventures, PatentVest and partner companies.

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

Under current law, so long as certain conditions are satisfied, we should be treated, for U.S. federal income tax purposes, as a partnership and not as a corporation. As such, MDB will generally not be subject to U.S. federal income tax. Instead, each shareholder of MDB will be required to take into account its allocable share of each item of MDB’s income, gain, loss, deduction or credit, whether or not MDB distributes any cash to it, including distributions or dividends MDB receives from its corporate entities (i.e., in partner companies). Consequently, it is possible that in any year, a shareholder’s tax liability arising from MDB could exceed the distributions made to him, her or it by MDB. Thus, there may be years in which a shareholder’s tax liability exceeds its share of distributed cash from MDB. If this were to occur, a shareholder would have to use funds from other sources to satisfy his, her or its tax liability.

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

The value of the Class A Common Shares of MDB that you hold will depend in part on MDB being treated as a partnership for U.S. federal income tax purposes. We intend to manage our affairs so that, upon becoming a “publicly traded partnership” within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), we will not be taxable as a corporation because 90% or more of our gross income in each taxable year will be “qualifying income”. However, there is no assurance or guarantee that we will meet on an ongoing basis the applicable requirements to be taxable as a partnership and, as discussed below, current law may change so as to cause, in either event, MDB to be treated as a corporation for U.S. federal income tax purposes. If we were treated as a corporation for U.S. federal income tax purposes, then, among other things, (i) we would become subject to corporate income tax and (ii) distributions to our shareholders would be taxable as dividends for U.S. federal income tax purposes to the extent of our earnings and profits. In addition, because a tax would be imposed upon MDB as a corporation, its cash available for distribution would be substantially reduced. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

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

There is no assurance that MDB will continue to be as successful as when our broker-dealer business was operating as a single, stand-alone business. As a reorganized holding company, we have a limited operating history. We believe that because of the reorganization of our Company, we are subject to some or all of the risks inherent in the establishment of a new enterprise. Some of the risks may arise from the absence of a significant consolidated operating history, the addition of management responsibilities as a public company, including the production of K-1 tax documents for owners of the Company’s shares, and lack of experience in complying with reporting and other obligations associated with being a publicly traded company listed on Nasdaq. If our business plan, operating as a holding company, turns out to be unsuccessful, investors may lose some or all of their investment in MDB.

Investors in MDB are cautioned that the past successes of the management as executed via their privately held broker-dealer business are no assurance that the newly re-reorganized company will continue to have the same successes or result in same value creation.

We might require additional capital to support operations and business growth and to fund our partner companies; this capital might not be available on terms favorable to us, or all, when needed.

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

● intensifying competition affecting the products and services that our partner companies offer could adversely affect their businesses, financial condition, results of operations, cash flows and prospects for growth;

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

Our partner companies are expected to be early-stage development companies, which will make it difficult to judge and evaluate their businesses and their future success.

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

We are monitoring our compliance with the 40% Test and conduct our business activities to comply with this test and other exemptions such that we are exempt from the Investment Company Act. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our partner companies in their efforts to build value. We may need to take various actions, however, that we would otherwise not pursue in order to remain in compliance with the 40% Test. For example, we may need to retain a majority interest in a partner company that we no longer consider strategic, we may not be able to acquire an interest in a company unless we are able to obtain a majority ownership interest in the company, or we may be limited in the manner or timing in which we sell or distribute our interests in a partner company. Our ownership levels also may be affected if our partner companies are acquired by third parties or if our partner companies issue stock which dilutes our majority ownership. The actions may require us to take actions to avoid application of the Investment Company Act of 1940 so as to maintain compliance with the 40% Test that could adversely affect our ability to create and realize value at our partner companies. The Company’s Broker-Dealer subsidiary is excluded from the Investment Company Act of 1940, and therefore all securities held by the Broker-Dealer are excluded from the asset calculation.

Our ability to retain our senior professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may adversely affect our reputation, business, results of operations, cash flows and financial condition.

Our people are one of our most valuable resources. Our ability to source attractive technologies and companies to deploy our capital depends upon the reputation, judgment, and execution skills of our senior professionals, particularly our directors and senior management. Despite our efforts to retain valuable employees, members of our management team may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results, cash flows or financial condition. Currently, we do not maintain key man insurance policies with respect to any of our executive officers or employees.

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

Since November 2024, eXoZymes has been a publicly traded company and its operational and strategic decisions have been directed by its board and management. As a public company its stock price is determined by the market and investor reaction to its product developmental decisions and performance. The actual performance of eXoZymes will depend on many factors, such as its product discovery and development, its ability to enter into strategic alliances or licensing arrangements, its ability to generate revenues, the maintenance of its financial resources, regulatory compliance and developments that impact its products, and broader economic conditions.

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

Although we are not engaged in the business of investing, reinvesting, or trading in securities, we will own a controlling or other positions in our partner companies pursuant to our business model. We generally will be active in the management and development of our partner companies, as well as actively monitoring their operations to keep abreast of their business development. In time, we anticipate that we will monetize the value we hold in our partner companies. Our monetization process will contemplate the typical forms of merger and acquisition transactions, such as licensing, private and public offerings, asset or company sales and registered common stock distributions. To the extent that any of our partner companies become publicly traded, their value will become subject to market fluctuations. Any fluctuation in the value of our partner companies’ securities, for whatever reason, may affect the value of MDB as a holding company resulting in a partial or total loss of your investment.

We could experience competition from other potential acquirers when we seek to establish partner companies, which may result in not being able to acquire them or having to invest at a higher valuation, thus increasing our risk of loss and reducing potential future gains.

We believe that we will face competition from other capital providers and acquisition-oriented entities as we seek to acquire and develop our partner companies. Some of our competitors have more experience identifying and acquiring companies in various industries and have greater financial and management resources, brand name recognition or industry contacts than we possess. We compete with those firms on a number of factors, including our history and reputation, our ability to partner, encourage and support development of each company, the abilities and experience of our professionals in working with development-stage companies, and our ability to source and perform due diligence on new technologies and companies. In addition, even though we seek to acquire technologies at their very early stages of development, we may still pay higher prices in our acquisitions and partner company creation because of competition from other potential acquirers and higher valuations. This could increase the risk of loss and result in lower gains to the holding company.

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

We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. The effects of becoming public, including potential changes in our compensation structure, could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, results of operations and cash flows.

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

Impact of the Iran Conflict

Currently, we believe that the ongoing military conflict involving Iran (the “Iran Conflict”), including actions by the United States and Israel, does not have any direct impact on our operations, financial condition or financial reporting. We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations in North America as a result of international sanctions and embargo regulations, possible disruptions to global energy supplies and oil prices due to tensions in the Strait of Hormuz and the Middle East region, shortages of goods and supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. We do not believe we will be specifically targeted for cyber-attacks in connection with the conflict, but as a financial institution, we are aware that we may be a general target for cyber-attacks, including potentially from state-sponsored actors associated with the conflict. We have no operations in Iran or the countries directly involved in the conflict and are not specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflict.

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

In the course of our operations and the processing of transactions, we collect, process, store, disclose, use, share and/or transmit personal information and other sensitive data from current, past and prospective clients as well as our employees in and across multiple jurisdictions. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. There are federal, state and foreign laws and regulations regarding privacy, data security and the collection, processing, use, storage, protection, sharing and/or transmission of personal information and sensitive data. For example, the Gramm-Leach-Bliley Act (“GLBA”) (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected information. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the California Consumer Privacy Act (“CCPA”) grants additional consumer rights with respect to data privacy in California. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of certain sharing of their personal information. The CCPA is subject to further amendments pending certain proposed regulations that are being reviewed and revised by the California Attorney General. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. We cannot predict the impact of the CCPA on our business, operations or financial condition, but it could result in liabilities and/or require us to modify certain processes or procedures, which could result in additional costs.

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

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of being subjected to fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing investigations or being subjected to legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our clients or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected clients or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party service providers with which we share client data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition, results of operations, and cash flows.

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

Most jurisdictions in the United States have enacted laws requiring companies to notify individuals, regulatory authorities and/or others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our clients, partners and service providers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personal information of our clients may pose similar risks.

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

Our partner companies, during their development, will typically assert various forms of intellectual property protection. Intellectual property is likely to constitute an important part of our partner companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret laws, generally protects intellectual property rights. State law also addresses property rights. Although we expect that our partner companies will take reasonable efforts to protect the rights to their intellectual property, the complexity of United States, individual state and international trade secret, copyright, trademark and patent law, coupled with the limited resources of these partner companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate to prevent misappropriation of our partner companies’ technology, third parties may develop similar technology independently, or they will otherwise be unable to adequately protected their trade secrets.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions, such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering a product are obtained, once the patent life has expired, our partner companies may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting new products might expire before or shortly after such products are commercialized. As a result, a patent portfolio may not provide sufficient rights to exclude others from commercializing products similar or identical to those of the partner companies.

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

As part of our business, as it has been conducted over the last 28 or so years through Public Ventures, we expect to act as an underwriter and placement agent in a number of capacities. We may be a single underwriter or placement agent of a securities offering or a co-underwriter or placement agent participating in a securities offering. There are other types of offering where Public Ventures may be characterized as an underwriter. In each of these instances, it will bear a liability dictated by Section 11(a) of the Securities Act of 1933, as amended (“Securities Act”). Under the Securities Act, an underwriter is liable at law or in equity if any part of the registration statement or offering documentation used in the offering of securities, in which we participate as an “underwriter” as generally interpreted by the securities laws, “contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading….” What constitutes an offering document with respect to underwriter liability applies to any manner of offering materials. This liability also extends to private offerings of securities and their documentation, where Public Ventures may act as a placement agent. In determining materiality, a court will not inquire into limitations on the underwriter’s or placement agent’s ability to conduct its due diligence investigation and assessment of the offeror, but will instead assess whether the statements, taken together and in context, would have misled a reasonable investor about the nature of the investment. Section 11(b) of the Securities Act provides two affirmative defenses to Section 11(a) liability: the expert defense and the non-expert defense, which are collectively known as the due diligence defense. Although we conduct due diligence for all of our transactions, there is no assurance that the level of due diligence will uncover any failings in the materials used by investors, or that it will uncover deliberate misstatements. Therefore, for any offering of securities, Public Ventures may become liable as an underwriter or placement agent. Such a liability will have a significant impact on our overall business in terms of monetary cost and also on our reputation.

Public Ventures self-clearing capabilities facilitate its operations.

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

Self-clearing requires us to finance transactions and maintain margin deposits at clearing organizations. Self-clearing exposes our business to operational risks, including business and technology disruption; operational inefficiencies; liquidity, financing and regulatory risks; and potentially increased expenses. We have in the past and may in the future also encounter difficulties with self-clearing that lead to operating inefficiencies, technology issues, dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity, increased margin requirements with clearing organizations and third-party settlement agents who provide financing with respect to transactions, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition, operating results and cash flows.

As a broker-dealer, Public Ventures will have to expend considerable resources on maintaining adequate compliance practices. The failure to be in regulatory compliance may result in fines, sanctions and the possible curtailment of operations.

Both the broker-dealer operations and the self-clearing operations are subject to extensive regulation. In addition, regulators perceive that engaging in business with “small and micro-cap” companies (those with market capitalizations of $300 million and under) and “penny” stocks (stocks with market prices of less than $1.00) is an especially high-risk activity, and therefore extensively review and supervise such business activities. Public Ventures focuses on this niche as we believe it offers a significant opportunity for clients of Public Ventures and other persons to gain value on their securities holdings, and we believe that such companies need access to capital. By focusing on this business, however, Public Ventures will likely increase the potential for regulatory oversight and the potential for regulatory action against the firm. Certain aspects of the regulatory regime, including the Know Your Client (KYC) and Anti Money Laundering (AML) requirements. The ability to oversee KYC and AML requirements is critical to its ability to expand our client networks and increase the volume of transactions the firm performs as required by its business model. If Public Ventures is not able to fulfill its regulatory obligations, it may be fined, have to change its business at greater cost, or be required to cease its business.

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

To operate the broker-dealer and self-clearing operations, Public Ventures must meet different capitalization requirements in the Company. To do this, it will have to maintain within the capital structure of the various cash and cash equivalent assets and retain access to necessary lines of credit that can assure its ability to comply with changing deposit requirements of the SEC and of the Depositary Trust Clearing Company (“DTCC”), and the National Securities Clearing Corporation (“NSCC”). It is expected that these regulations will undergo substantial changes, from time to time, which could require additional capital as settlement operations move to T+1 (one day after the settlement date) and T+0 settlement in the future. Without the required capital at any time, Public Ventures will not be able to operate its business.

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

To be able to operate its self-clearing activities, Public Ventures must hire and retain the human talent capable of handling the operational activities and fulfilling the compliance requirements of the business. Trading and settlement and compliance personnel are necessary to manage the operations. Further expertise in financial matters and obligations for self-clearing are also required. Although it has a conservative approach to launching the business and onboarding clients to cause less stress on the organization, the firm’s ability to perform going forward nonetheless depends on successfully recruiting, training and retaining new personnel. As part of these recruitment and retention efforts, the firm must ensure that it can maintain an adequate supervising and leadership structure capable of supporting the successful development of its business model.

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

Two persons, Anthony DiGiandomenico and Christopher Marlett, own all the Class B Common Shares. The Class A Common Shares have one vote per share, and the Class B Common Shares have five votes per share. The Class A Common Shares and Class B Common Shares vote together as a single class on all matters, including the election of directors. There are 5,000,000 Class B Common Shares issued and outstanding, currently representing 90.8% of the aggregate voting authority of our common shares immediately prior to the date of this filing. Therefore, even if the maximum Class A offered shares, as currently approved by the Board of the Directors, are sold, the Class B Common Shares will continue to be able to dictate the outcome of all matters put before the shareholders. There is no automatic or voluntary conversion of the Class B Common Shares into Class A Common Shares, thus the Class B Common Shares will have control of MDB for an indefinite period of time.

Based on the foregoing, the Class B Common Shares have significant influence over corporate actions requiring shareholder approval, including the following actions:

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

We may make distributions of the securities of our partner companies, including cash and rights to purchase equity of a partner companies.

An aspect of our business plan is to distribute to our shareholders assets of the parent company, which may include the securities of our partner companies after they go public, rights to purchase the equity of these companies, and/or cash and other property, from time to time. The distribution of a right to purchase the equity of a partner company may come at a time when a recipient does not have the ability to exercise the right, and thereby lose the opportunity that the right affords. Any distribution of securities of a partner company, cash and other property may have an adverse impact on the value of your Class A Common Shares. On the other hand, we do not plan to regularly make any periodic distributions, therefore investors should not look to any distribution that we might make to be a regular income item in an investor’s portfolio.

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

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we provided the required two years of financial statements; and provided the table of selected financial data as required for a smaller reporting company. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors.

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

The United States stock markets recently have experienced price and volume fluctuations due to many factors, including federal government policies, inflationary pressures, changing interest rates, and the conflicts in Ukraine and Iran.

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

We have not had any reportable cybersecurity breaches, including what we may perceive or recognize as cybersecurity incidents or credible threats during the fiscal year ended December 31, 2025. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack and an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients financial and other data could be taken and used against us to damage our reputation or cause harm to our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

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

Item 2. Properties

We own no real property. Our principal office is located in Addison, Texas. In July 2022, we secured a lease for approximately 5,500 square feet of office space, with the lease set to expire in July 2030. This space serves as our principal executive offices and for general office use. The base monthly rental rate is $12.5 thousand until July 2024, after which it will increase to $12.8 thousand. Subsequent increases are scheduled as follows: to $13.0 thousand in July 2025, $13.2 thousand in July 2026, $13.5 thousand in July 2027, $13.7 thousand in July 2028, and finally, to $14.0 thousand in July 2029, continuing through the end of the lease term in July 2030.

We believe that our leased spaces is at local market rates, and there is sufficient space available to permit the specific operations to obtain additional or other space if and when required. We do not believe that if there is additional space or other space required, that the cost will be prohibitive.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our customers and regulatory review which may result in various kinds of penalties, such as censures and monetary fines. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Equity

Our Class A Common Shares currently are quoted on Nasdaq under the symbol “MDBH”.

As of March 31, 2026, we had approximately 3,210 shareholders of record of the Class A Common Shares and we believe over 79 shareholders who hold their Class A Common Shares in street name. In addition, we have a second class of equity, the Class B Common Shares, that are held by Christopher Marlett and Anthony DiGiandomenico, and do not trade on any public market.

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

Distributions by MDB to a holder of Common Shares generally will not be taxable to the holder for U.S. federal income tax purposes to the extent of the tax basis in the Common Shares immediately before the distribution. Cash distributions in excess of such basis generally will be considered to be gain from the sale or exchange of the Common Shares, taxable as further described herein. Any reduction in the portion of MDB’s liabilities included in the basis of the holders’ Common Shares may be treated as a distribution of cash to such holder. A decrease in a holder’s ownership interest in MDB because of an issuance of additional shares may decrease such holder’s portion of nonrecourse liabilities, potentially resulting in a corresponding deemed distribution of cash.

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

The adjusted tax basis of a holder of Common Shares in its Common Shares is important for several reasons including, but not limited to, determining: (1) the current deductibility of the distributive share of Company losses; (2) income tax consequences of distributions; and (3) gain or loss on the sale of Common Shares.

Securities Authorized for Issuance Under Equity Compensation Plans (in thousands, except exercise price)

Plan category	Number of securities to be issued upon exercise of outstanding awards (in thousands)		Weighted-average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (in thousands)
2022 Equity Incentive Award Plan approved by security holders(1)	4,682	(2)	$4.25	$1,760
Equity award plans not approved by security holders	-		-	-
Total	4,682	(2)	$4.25	1,760

(1) The 2022 Equity Incentive Award Plan provides for awards for up to 6.0 million shares of Class A shares, plus 25% of outstanding Class A shares at any time. As of December 31, 2025, there are a total of 7.3 million Class A shares available for issuance, which includes the shares issued of 0.84 million since October 20, 2024.

(2) Represents Restricted Stock Unit awards of 1.08 million shares which do not require payment of an exercise price, the weighted average exercise price of outstanding awards is for the 3.6 million of stock option awards with an exercise price of $4.25.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MDB Capital Holdings, LLC (the “Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), and has one majority-owned partner company MDB Minnesota One, Inc. (“MDB Minnesota One”) and one minority owned company eXoZymes Technologies, Inc., formerly known as Invizyne Technologies, Inc., (“eXoZymes”), that was majority owned and is consolidated until November 14, 2024, when eXoZymes issued securities in its IPO. Because MDB no longer holds a majority ownership interest in eXoZymes, the company is no longer consolidated in the financial statements.

MDB Management is principally an “administrative” entity whose purpose is to conduct and, wherever possible, to consolidate shared services/resources for our US-based operations.

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

eXoZymes was formed with the objective of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes is a biology technology development company that is a minority-owned subsidiary as of the date of the financial statements included in this annual report. eXoZymes’s technology is a differentiated and unique synthetic biology platform which is designed to enable the scalable exploration of a large number of molecules and properties found in nature. eXoZymes was majority owned by MDB Capital Holdings, up until November 14, 2024.

On November 14, 2024, eXoZymes completed its initial public offering, in which it sold common stock, reducing MDB Capital Holdings’ ownership interest from approximately 60% to 47%. As a result, effective November 14, 2024, eXoZymes became a minority owned company and is now accounted for under the equity method of accounting. As noted below, we recognized a gain of $39.3 million on the date of deconsolidation.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: a broker dealer & intellectual property service and technology development.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Years Ended December 31, 2025 and 2024 (in thousands):

	2025	2024	$ Change
Operating income:
Unrealized (loss) on investment securities, net from the licensed broker dealer (Notes 1 and 2)	$(331)	$(275)	$(56)
Unrealized gain on investment securities, net from non-licensed broker dealer (Notes 1 and 2)	85	-	85
Realized gain on investment securities, net from the licensed broker dealer	14	-	14
Fee income (from our licensed broker dealer)	4,282	2,221	2,061
Impairment of investment securities	-	(200)	200
Other operating income	861	411	450
Total operating income, net	4,911	2,157	2,754

Operating costs:
General and administrative costs:
Compensation	14,969	20,057	(5,088)
Operating expense, related party	1,833	1,486	347
Professional fees	1,937	3,112	(1,175)
Information technology	1,103	922	181
Clearing and other charges	556	1,137	(581)
General and administrative-other	2,239	2,608	(369)
Total general and administrative costs	22,637	29,322	(6,685)
Research and development costs	-	1,468	(1,468)
Total operating costs	22,637	30,790	(8,153)
Net operating loss	(17,726)	(28,633)	10,907
Other income and (expense):
Miscellaneous income	75	112	(37)
Interest expense	-	(72)	72
Interest income (from U.S. Treasury Bills)	617	1,179	(562)
Gain related to dilution events	61	130	(69)
Gain on deconsolidation of subsidiary	-	39,307	(39,307)
Income (loss) before income taxes	(16,973)	12,023	(28,996)
Income taxes	11	2	9
Net income (loss) before equity method investee	(16,984)	12,021	(29,005)
Equity in loss of equity method investee	(4,282)	(420)	(3,862)
Net income (loss)	(21,266)	11,601	(32,867)
Less net loss attributable to non-controlling interests	(21)	(90)	69
Net income (loss) attributable to MDB Capital Holdings, LLC	$(21,245)	$11,691	$(32,936)

Operating Income. For the years ended December 31, 2025 and 2024, operating income was derived primarily from the Company’s broker dealer and intellectual property service segment.

For the year ended December 31, 2025, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and intellectual property services. The increase compared to the year ended December 31. 2024 is attributable to investment banking activity, as the Company executed significantly larger transactions during the year ended December 31. 2025. For the year ended December 31, 2024, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services.

General and Administrative Costs. During the year ended December 31, 2025, and 2024, several factors contributed to changes in various expense categories:

●	Compensation Expense: The majority of the decrease in compensation expense was attributable to the deconsolidation of eXoZymes, as well as the exchange of restricted stock units to options during the period.
●	Related Party Operating Expenses: The increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations and community group within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: The decrease compared to the year ended December 31, 2024 was largely due to a reduction in audit and consulting fees that were primarily associated with reporting activities completed in 2024.
●	Information Technology Costs: Costs increased from the year ended December 31, 2024, driven by higher expenses incurred for self-clearing operations.
●	Clearing and Other Charges: The decrease is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the year ended December 31, 2024 had larger fee generating transactions.
●	Other General and Administrative Costs: The primary driver for the decrease in general and administrative expenses was the deconsolidation of eXoZymes, which resulted in the removal of related operating costs from the condensed consolidated financials.

Research and Development Costs. For the years ended December 31, 2025 and 2024, research and development costs derived from the Company’s technology segment.

For the year ended December 31, 2025 research and development expenses decreased compared to the same period in the year ended December 31. 2024, due to the deconsolidation of eXoZymes.

Other Income. For the year ended December 31, 2025, the decrease in other income compared to the year ended December 31, 2024 was the result of less interest generated on U.S. Treasury Bill interest from cash used in operating activities during the year. The decrease in gain on deconsolidation of subsidiary was an event that happened in November 2024.

Equity Method Investee. For the year ended December 31, 2025, the increase in equity in loss of equity method investee was due to recording the net loss for eXoZymes as equity investee.

Income Taxes. For the year ended December 31, 2025, the increase in income taxes was a result increased revenues at the broker-dealer.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Years Ended December 31, 2025 and 2024 (in thousands):

	2025	2024	$ Change
Operating income:
Unrealized (loss) on investment securities, net from the licensed broker dealer (Notes 1 and 2)	$(331)	$(275)	$(56)
Unrealized gain on investment securities, net from non-licensed broker dealer (Notes 1 and 2)	85	-	85
Realized gain on investment securities, net from the licensed broker dealer	14	-	14
Fee income (from our licensed broker dealer)	4,282	2,221	2,061
Impairment of investment securities	-	(200)	200
Other operating income	861	411	450
Total operating income, net	4,911	2,157	2,754

Operating costs:
General and administrative costs:
Compensation	2,875	3,226	(351)
Operating expense, related party	1,471	1,301	170
Professional fees	1,005	820	185
Information technology	968	805	163
Clearing and other charges	556	1,137	(581)
General and administrative-other	742	806	(64)
Total General and administrative costs	7,617	8,095	(478)
Research and development costs	-	-	-
Total operating costs	7,617	8,095	(478)
Net operating (loss) income	(2,706)	(5,938)	3,232
Other income and expense:
Miscellaneous income	75	112	(37)
Interest income	471	465	6
Interest expense	(990)	(779)	(211)
(Loss) income before income taxes	(3,150)	(6,140)	2,990
Income taxes	11	-	11
Net (loss) income	(3,161)	(6,140)	2,979
Less net (loss) income attributable to non-controlling interests	-	-	-
Net (loss) income attributable to controlling interests	$(3,161)	(6,140)	2,979

Operating Income. For the year ended December 31, 2025, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services. The increase compared to the year ended December 31, 2024 is attributable to investment banking activity, as the Company executed significantly larger transactions in the year ended December 31, 2025. For the year ended December 31, 2024, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services.

General and Administrative Costs. During the years ended December 31, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense was driven by departure of personnel during 2025.
●	Related Party Operating Expenses: The increase is primarily due to the outsourcing of support services related to the Company’s self-clearing operations and community group within the broker-dealer, as well as services provided by the intellectual property segment.
●	Professional Fees: There was an increase in professional fees compared to the previous periods, primarily due to increased consulting, legal, and tax. Furthermore, there was an increase in consulting fees associated with the self-clearing operations.
●	Information Technology Costs: Information technology costs for the year ended December 31, 2025 saw an increase from the year ended December 31, 2024, driven by higher costs with the initiation of self-clearing operations and increased cloud computing costs.
●	Clearing and Other Charges: The decrease is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the year ended December 31, 2024 had larger fee generating transactions.
●	Other General and Administrative Costs: The decrease in other general and administrative costs was due to lower expenses in advertising and promotions and decreased spending on travel and conferences.

Other Income. For the year ended December 31, 2025, the increase in interest expense compared to the year ended December 31, 2024 is primarily due to inter-company subordinated loans for the broker-dealer, which are eliminated for consolidation purposes.

Income Taxes. For the year ended December 31, 2025, the increase in income taxes was a result of increased revenues at the broker-dealer.

Technology Segment (MDB Minnesota One and eXoZymes) Results of Operations for the Years Ended December 31, 2025 and 2024. The results for eXoZymes are presented through November 14, 2024, which represents the date of deconsolidation from the Company’s financial statements (in thousands):

	2025	2024	$ Change
Total operating income, net	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	-	2,062	(2,062)
Professional fees	64	1,206	(1,142)
Information technology	-	34	(34)
General and administrative-other	-	133	(133)
Total general and administrative costs	64	3,435	(3,371)
Research and development costs	-	1,468	(1,468)
Total operating costs	64	4,903	(4,839)
Net operating loss	(64)	(4,903)	4,839
Other income:
Interest expense	-	(92)	92
Interest income	-	3	(3)
Loss before income taxes	(64)	(4,992)	4,928
Income taxes	-	2	(2)
Net loss	(64)	(4,994)	4,930
Less net loss attributable to non-controlling interests	(21)	(90)	69
Net loss attributable to controlling interests	$(43)	$(4,904)	$4,813

Operating Income. There was no activity during the years ended December 31, 2025 and 2024.

General and Administrative Costs. During the years ended December 31, 2025, and 2024, several factors contributed to changes in various expense categories:

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

Research and Development Costs. The research and development costs were incurred by the Company’s technology development segment. For the year ended December 31, 2025, R&D expenses decreased compared to the same period in the year ended December 31, 2024, due to the deconsolidation of eXoZymes.

Consolidated Balance Sheets at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024	$ Change
ASSETS
Cash and cash equivalents	$13,217	$20,437	$(7,220)
Cash segregated in compliance with regulations	2,331	844	1,487
Receivables to related party	13	64	(51)
Clearing deposits	2,000	1,738	262
Prepaid expenses and other current assets	433	488	(55)
Accounts receivable	124	25	99
Investment securities, at fair value, held by the licensed broker dealer (Notes 1 and 2)	7,166	5,858	1,308
Investment securities, at fair value, held by the non-licensed broker dealer (Notes 1 and 2)	235	-	235
Equity method investment	37,543	41,764	(4,221)
Deferred costs related to deferred revenue	14	27	(13)
Property and equipment, net	117	90	27
Operating lease right-of-use asset, net	547	641	(94)
Total assets	$63,740	$71,976	$(8,236)

LIABILITIES AND EQUITY
Accounts payable	$267	$324	$(57)
Accrued expenses	95	72	23
Payables to customers	2,189	773	1,416
Payables to related party	1	23	(22)
Operating lease liability	609	711	(102)
Total liabilities	3,161	1,903	1,258
Equity:
Paid-in-capital	80,493	68,721	11,772
Accumulated income (deficit)	(19,803)	1,442	(21,245)
Total MDB Capital Holdings, LLC Members’ equity	60,690	70,163	(9,473)
Non-controlling interest	(111)	(90)	(21)
Total equity	60,579	70,073	(9,494)
Total liabilities and equity	$63,740	$71,976	$(8,236)

Financial Condition: Overall, the reduction in assets was primarily attributed to their utilization for operational activities during the period. The increase in cash segregated in compliance with regulations stemmed from customer deposits. The increase in investment securities at fair value was due to an increase in the value of common stock and warrants over the period and the receipt of warrants for investment banking activities. The decrease in prepaid expenses stemmed from the amortization of prepaid insurance over the period. The increase in accounts receivable is due to an increase in activity from legal and strategy fees earned. The decrease in related party receivable is due to the payoff of a loan to an equity method investment. The decrease in equity method investment is directly tied to the Company’s portion of the net loss. Finally, the reduction in property and equipment and right-of-use asset was due to its regular utilization.

The decrease in accounts payable and accrued expenses stemmed from normal course of business activity. The increase in payables to customers stemmed from customer deposits. The decrease in related party payables was due to taxes paid on behalf of employees being settled during the year ended December 31, 2025. Finally, the reduction in lease liability was due to its routine utilization.

The decrease in equity was primarily due from the current period net loss.

The increase in non-controlling interest resulted from the net loss experienced by M1.

Liquidity and Capital Resources – December 31, 2025

The Company’s consolidated statements of cash flows as discussed herein are presented below (in thousands):

	Years Ended December 31,
	2025	2024

Net cash used in operating activities	$(5,684)	$(9,038)
Net cash provided by (used in) investing activities	(49)	22,892
Net cash provided by financing activities	-	69
Net increase (decrease) in cash and cash equivalents	$(5,733)	$13,923

At December 31, 2025, the Company had working capital of $13.2 million, as compared to working capital of $19.8 million at December 31, 2024, reflecting a decrease in working capital of $6.6 million for the year ended December 31, 2025. The decrease in working capital during the year ended December 31, 2025, was primarily the result of the expenditures to fund the Company’s operating expenses. At December 31, 2025, the Company had cash of $15.5 million, of which $2.3 million was cash segregated in compliance with regulations that is not to fund its operations.

Operating Activities. For the year ended December 31, 2025, operating activities used cash of $5.7 million. Operating activities use of cash represented a combination of increased activity in the broker dealer, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership

For the year ended December 31, 2024, operating activities used cash of $9.0 million. The main driver for the increase in net income compared to the year ended December 31. 2024 was the gain of the deconsolidation of eXoZymes, which was offset by stock-based compensation expense. Additional cash outflows resulted from the accretion of U.S. Treasury Bills held at amortized cost and the acquisition of investment securities. The deconsolidation also led to a decrease in accounts payable and grants receivable related to eXoZymes. These impacts were offset by increases in clearing deposits and customer payables, attributable to the launch of self-clearing operations. There was also a decrease in accrued expenses due to bonus payments made during the three months ended March 31, 2024, along with a reduction in payables to non-customers.

Investing Activities. There was an investment in the development of self-clearing software for the year ended December 31, 2025.

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

Financing Activities. For the year ended December 31, 2024, financing activities consisted primarily of the non-cash recognition of previously deferred initial public offering costs, which were reclassified to additional paid-in capital upon completion of the IPO.

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements for the discussion of recent accounting pronouncements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles general accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our audited consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

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

Valuation Allowance for Net Deferred Tax Asset

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. At December 31, 2025 and 2024, Public Ventures, PatentVest, MDB Minnesota One, and MDB CG Management have established a full valuation allowance against all net deferred tax assets.

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

Accounting for Research Grants

The Company has and will develop partner companies that receives, grant reimbursements, which are netted against research and development expenses in the consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion considered a deferred liability and are included in accounts payable and accrued expenses in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of December 31, 2025 and 2024 and expected to be received from funding sources in the subsequent year. Management considers such receivables at December 31, 2024 to be fully collectable, there were no grant receivables at December 31, 2025, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying consolidated financial statements.

Research grants received from organizations are subject to the contract agreement as to how our partner companies conducts their research activities, and our partner companies are required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Our partner companies are permitted to draw down (a process of submitting expenses for reimbursement) the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statements of operations.

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

Summary of Business Activities and Plans

On September 20, 2023, the Company completed an IPO, which consisted of the sale of 1.67 million shares of Class A Common Shares at $12.00 per share, for gross proceeds of $20.0 million that have been used for operations and funding its partner companies, as well as identifying and developing new partner companies.

On November 14, 2024, eXoZymes, formerly known as Invizyne, previously a corporate subsidiary of the Company, completed its initial public offering, reducing MDB’s ownership interest to 47%. As a result, the Company no longer consolidates eXoZymes Inc for financial reporting purposes and now accounts for its investment using the equity method under ASC 323-Investments—Equity Method and Joint Ventures. For federal income tax purposes, MDB is treated as a partnership and is not subject to entity-level taxation. As a result, no deferred tax assets (“DTAs”) or deferred tax liabilities (“DTLs”) are recognized at the partnership level for differences between the book and tax basis of the equity method investment. Any tax consequences related to book-tax basis differences will be recognized at the partner level upon disposition of the investment or other taxable events.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the SEC, which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At December 31, 2025 and 2024, Public Ventures had net capital of $8.7 million and $10.7 million, respectively, which was $8.45 million and $10.45 million in excess of the minimum $0.25 million, as required by the SEC Commission Rule 15c3-1.

The Company has subordinated loans with its Parent company totaling $13.2 million and $1.8 million of accrued interest payable, which is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness.

Minimum net capital is based upon the greater of the statutory minimum net capital of $0.25 million or 2% of aggregate customer debits, which was $0 at December 31, 2025.

To comply with to DTCC membership requirements, the Company has committed to maintain at least $5.0 million of net capital in excess of the $0.25 million minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at December 31, 2025 and 2024, have subsequently settled with no resulting material liability to Public Ventures. For the years ended December 31, 2025 and 2024, Public Ventures had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of December 31, 2025 and 2024.

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

As part of initial consideration for the License Agreement, M1 issued 1.98 million shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $0.15 million as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At December 31, 2025 there were no accrued royalties recorded.

Under the License Agreement, M1 is required to achieve certain development milestones within designated time periods. For select development milestones, as listed below, M1 will be required to make a payment to Mayo, also as noted below:

●	A payment of $0.25 million for Phase II clinical trial initiation, for the first instance of a licensed product.
●	A payment of $1.5 million for Phase III clinical trial initiation, for the first instance of a licensed product.
●	A payment of $2 million for FDA New Drug Application (NDA) acceptance, for the first instance of a licensed product.
●	A payment of $5 million for NDA approval, for each instance of a licensed product.

As of December 31, 2025 the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management holds the responsibility for preparing accurate financial statements and ensuring they faithfully represent our financial status and operations in line with accounting principles generally accepted in the Untied States (GAAP).

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

After a thorough evaluation led by our Chief Financial Officer, based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO)2013 framework, based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation from our public accounting firm regarding internal control over financial reporting, following SEC rules that allow us to present only management’s report.

Changes in Internal Control over Financial Reporting

A material weakness in our internal control framework, identified during the fiscal year ended December 31, 2024, was fully remediated and corrected in during 2025.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors as of the filing date of this report are set forth below:

Name	Age	Position
Christopher Marlett	61	Chief Executive Officer, Chairman of Board and Director
Anthony DiGiandomenico	59	Head of New Venture Discovery, and Director
George Brandon	66	President, and Director
Mo Hayat	51	Head of Corporate Development & Chief Legal Officer, and Director
Jeremy James	48	Chief Financial Officer
Daniel Torpey	61	Director
Sean Magennis	61	Director
Jeb Terry	71	Director

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

Jeb Terry, Sr.. Jeb Terry, Sr. is a seasoned investor with more than 20 years of expertise in microcap medical and biotechnology companies, where he has consistently identified and capitalized on high-potential opportunities in this dynamic and innovation-driven sector. Drawing on a career spanning venture capital, leveraged buyouts, emerging international markets, and public equities, Mr. Terry brings a multifaceted perspective to investment decision-making. Since January 1, 2026 Mr. Terry has managed his personal family office and is also currently managing the Wilson Foundation since December 2015.  Previously, Mr. Terry founded and served as President of Aberdeen Investment Management LLC from September 2010 through December 31, 2025, where he led investment strategy and portfolio management with a sharp focus on undervalued microcap opportunities in life sciences. Prior to founding Aberdeen Investment Management, Mr. Terry held senior roles at a top-20 commercial bank, advised ultra-high-net-worth family offices, and worked within a bulge-bracket investment bank. Mr. Terry was a principal in venture capital and private equity and founded and managed a hedge fund specializing in dynamic hedging strategies for concentrated public holdings on behalf of large family office clients. Mr. Terry holds an MBA from Columbia Business School and a BBA from Southern Methodist University

Board Composition/Committees

Our board of directors currently consists of seven persons. Under our operating agreement the board of directors may establish the number of persons serving on the board of directors from time to time by resolution, up to a maximum of 12 persons. Three of our directors, Daniel Torpey, Sean Magennis and Jeb Terry are independent within the meaning of Nasdaq’s rules. Jeb Terry and Daniel Torpey are “financial experts” as that term is defined in SEC regulations.

Because our Class B Common Shares are held by two persons and represents more than 50% voting control of MDB, we are a “controlled company” under the listing rules of Nasdaq. As a controlled company, we are exempt from many of the corporate governance obligations that other companies must follow when listed on Nasdaq. Management intends to take advantage of these exemptions as long as it is a controlled company. As such, we will be exempt from the certain of the corporate governance rules under the Rule 5600 Series, as follows: (i) having a board comprised of a majority of independent directors (Rule 5605(b)), iii) having a compensation committee (Rule 5605(d)), and (iii) having a director nominations committee (Rule 5605(e)). Additionally, we are not required to hold annual meetings. Notwithstanding these exemptions, we have an audit committee comprised solely of independent directors, which among other things reviews related party transactions. Also, notwithstanding the exemptions, Class A Common shareholder approval will be required for stock option or purchase plans, and our financial statements must be audited by an independent public accountant that is registered with the PCAOB.

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

The members of the Audit Committee are Dan Torpey, Sean Magennis and Jeb Terry, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Rule5605(c)(2) of the Nasdaq Marketplace Rules. Mr. Torpey serves as the chairman of the audit committee. Each of Messrs. Jeb Terry and Dan Torpey is a “financial expert” as that term is defined in SEC regulations.

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

Based solely on our review of the copies of reports furnished to us, we believe that during the fiscal year ended December 31, 2025, all executive officers, directors and greater than 10% beneficial owners of our Class A and Class B Common Shares complied with the reporting requirements of Section 16(a) of the Exchange Act.

Compensation Principles for Members of Board of Directors

We do not provide director fees to board members who also receive salaries from MDB, its subsidiaries, or partner companies. Should we appoint independent directors, the board of directors will decide their compensation upon their appointment and on an ongoing basis thereafter.

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

Director Compensation

The following table sets forth the compensation earned by or awarded or paid in 2025 and 2024 to the individuals who served as our independent directors during such period (in thousands).

Name	Year	Fee	Bonus	Shares	Options Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Susanne Meline	2025	$50	-	$34	-	-	-	-	$84
	2024	$50	-	$136	-	-	-	-	$186
Matthew Hayden	2025	$50	-	$26	-	-	-	-	$76
	2024	$50	-	$272	-	-	-	-	$322
Sean Magennis	2025	$50	-	$34	-	-	-	-	$84
	2024	$50	-	$136	-	-	-	-	$186
Dan Torpey	2025	$50	-	$68	-	-	-	-	$118
	2024	$50	$25	$-	-	-	-	-	$75

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

Item 11. Executive Compensation

Executive Compensation

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer and our next two most highly compensated executive officers in respect of their service to our company during the years ended December 31, 2025, and 2024. The amounts indicated for the year ending December 31, 2025, do not include any amounts that may be awarded in 2026 as bonus compensation for 2025. We refer to these individuals as our named executive officers. The compensation information disclosed herein for our three named executive officers is disclosed in accordance with SEC requirements; such disclosure does not include the compensation for our other executive officers. Our named executive officers for the years ended December 31, 2025 and 2024 respectively, are (in thousands):

Name and Principal Position	Year	Salary	Bonus	Shares	Options Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher Marlett, CEO	2025	$350	$-	$-	$1,000	$-	$-	$-	$1,350
	2024	$350	$-	$340	$13	$-	$-	$-	$703
Mo Hayat, Head of Corporate Development & Chief Legal Officer	2025	$300	$-	$-	$1,000	$-	$-	$-	$1,300
	2024	$300	$-	$681	$152	$-	$-	$-	$1,133
Anthony DiGiandomenico, Head of New Venture Discovery	2025	$300	$-	$-	$1,000	$-	$-	$-	$1,300
	2024	$300	$-	$340	$13	$-	$-	$-	$653

Options Exercisable as of December 31, 2025 and 2024 (in thousands, except exercise price):

Name	Year	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Christopher Marlett, CEO	2025	267	-	633	$4.25	04/28/2035
	2024	20	-	6	$2.44	01/31/2028
Mo Hayat, Head of Corporate Development & Chief Legal Officer	2025	267	-	633	$4.25	04/28/2035
	2024	244	-	68	$2.44	01/31/2028
Anthony DiGiandomenico, Head of New Venture Discovery	2025	267	-	633	$4.25	04/28/2035
	2024	20	-	6	$2.44	01/31/2028

Equity Compensation

From time to time, in addition to the cash compensation, we grant equity based awards to our named executive officers, which are generally subject to vesting based on each of our named executive officer’s continued service with us.

Executive Employment Arrangements

Christopher Marlett

The Company, through MDB Management, entered into an employment agreement with Christopher Marlett on April 15, 2022. Mr. Marlett acts as the Chief Executive Officer of the Company. Mr. Marlett is paid an initial base annual salary of $350 thousand, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. Marlett is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. Marlett will generally work in the Dallas, Texas metropolitan area, and he is to be reimbursed for expenses associated with his employment.

Mr. Marlett was granted one million RSUs for Class A Common Shares which vest over five years of the employment agreement, a portion of the RSUs have a performance condition tied to the vesting, contingent on his continued employment with the Company. On April 15, 2024 Mr. Marlett forfeited 50 thousand RSUs, leaving 950 thousand RSUs available for vesting. In April 2025 the remaining 900 thousand RSUs were exchanged for 900 thousand stock options, after 50 thousand RSUs had vested in 2024. Of the 900 thousands stock options, 400 thousand stock options are time vesting, while 500 thousand stock options only vest only when a United States national securities exchange and before the ten year anniversary of the date of grant, if and when (y) a Class A Common Share has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the ten year anniversary of the date of grant, with an average monthly trading volume of 2.0 million Class A Common Shares or more during the 90 consecutive calendar day period, or (z) a Class A Common Shares has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the ten year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Common Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced by the value of any one or more per share distributions after the date of grant until vested.

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

Mo Hayat

The Company, through MDB Management, entered into an employment agreement with Mo Hayat on April 15, 2022. Mr. Hayat currently acts as the Head of Corporate Development and Chief Legal Officer of the Company. Mr. Hayat is paid an initial base annual salary of $300 thousand, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. Hayat is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. Hayat will generally work in the Los Angeles, California metropolitan area, and he is to be reimbursed for expenses associated with his employment.

Mr. Hayat was granted one million RSUs for Class A Common Shares which vest over five years of the employment agreement, a portion of the RSUs have a performance condition tied to the vesting, contingent on his continued employment with the Company. In April 2025 the remaining 900 thousand RSUs were exchanged for 900 thousand stock options, after 100 thousand RSUs had vested in 2024. Of the 900 thousands stock options, 400 thousand stock options are time vesting, while 500 thousand stock options only vest only when a United States national securities exchange and before the ten year anniversary of the date of grant, if and when (y) a Class A Common Share has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the ten year anniversary of the date of grant, with an average monthly trading volume of 2.0 million Class A Common Shares or more during the 90 consecutive calendar day period, or (z) a Class A Common Shares has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the ten year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Common Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced by the value of any one or more per share distributions after the date of grant until vested.

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

Jeremy James

The Company, through MDB Management, has employed Mr. Jeremy James on an at-will basis since June 8, 2022. Mr. James currently acts as the Chief Financial Officer of the Company. Mr. James is paid an initial base annual salary of $250 thousand, which may be increased at the discretion of the board of the Company. He is also entitled to an annual bonus each fiscal year, one-third of which is purely discretionary, and two-thirds of which to be determined by the board of the Company based on agreed key performance indicators. Mr. James is entitled to participate in benefit plans of the Company generally available to employees and executives. Mr. James will generally work in the Dallas, Texas metropolitan area, and he is to be reimbursed for expenses associated with his employment.

Mr. James was granted 100 thousand RSUs for Class A Common Shares that vest over five years on each anniversary of the employment, contingent on his continued employment of Mr. James.

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

The 2022 Equity Incentive Award Plan provides for award grants of up to a base amount of 6.0 million Class A Common Shares, plus an additional 25% of the issued and outstanding Class A Common Shares outstanding from time to time. As of December 31, 2025, there were 7.3 million Class A Common Shares committed to the plan. Of this amount, 5.5 million Class A Common Shares were under outstanding awards, and there were 1.8 million Class A Common Shares available for future grant. The plan is characterized as an “evergreen” plan, which means as the number of Class A Common Shares outstanding increases, the number of Class A Common Shares available for grant under the 2022 Equity Incentive Award Plan increases. Shareholder approval is required for the plan to comply with certain IRS and Nasdaq requirements. Both the board of directors and shareholders have approved the plan.

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

Outstanding Equity Awards Under Plan as of December 31, 2025

MDB has granted restricted stock unit, or RSU, awards and options awards to Messrs. Marlett and Hayat for an aggregate of 1.8 million Class A stock options, which awards vest as to 20% each year from the date of the person’s employment agreement, so long as the person remains employed by MDB. James for an aggregate of 70 thousand Class A Common Shares, which awards vest as to 20% each year from the date of the person’s employment agreement, so long as the person remains employed by MDB. As of December 31, 2025, of these granted RSUs and options, 1.87 million in the aggregate are still subject to issuance in the future.

MDB has issued stock option awards to certain key persons for an aggregate of 3.6 million Class A Common Shares, of which 1.8 million continue to be subject to outstanding awards. These awards generally vest as to 20% of one-half of the total number of granted stock options on the thirteenth (13) month anniversary of the listing of the Class A Common Shares on a United States national exchange and then at the rate of 10% of one-half of the total number of stock options each six months after the date of the initial vesting until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested stock options will fully vest. The other half of the stock options will vest at any time after the 13th month anniversary of the listing of the Class A Common Shares on a United States national securities exchange and before the ten year anniversary of the date of grant, if and when (y) a Class A Common Share has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the ten year anniversary of the date of grant, with an average monthly trading volume of 2.0 million Class A Common Shares or more during the 90 consecutive calendar day period, or (z) a Class A Common Shares has traded in the market on which the Class A Common Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the ten year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Common Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced by the value of any one or more per share distributions after the date of grant until vested.

MDB has issued RSU awards to various employees and other persons for an aggregate of 1,079,500 Class A Common Shares that generally vest over a period of five years, with 20% of granted RSUs vesting on the thirteenth (13) month anniversary of the listing of the Class A Common Shares on a United States national exchange and then at the rate of 10% of the original amount of RSUs each six months after the date of the initial vesting until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested RSUs will fully vest.

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

Applicable percentage ownership in the following table is based on 5,300,132 Class A Common Shares and 5,000,000 Class B Common Shares outstanding as of March 31, 2026. Because the Class A Common Shares and the Class B Common Shares vote together on all matters, we also give the percentage ownership of the combined classes, allocating one vote for each Class A Common Share and five votes for each Class B Common Share.

	Class A		Class B		Percent of Combined Total
	Number (1)	Percent of Class (2)	Number (1)	Percent of Class (3)	Voting Power % (4)
Named Executive Officers and Directors
Christopher Marlett (5)	166,720	3.2%	3,755,000	75.1%	62.5%
Anthony DiGiandomenico (5)	96,149	1.9%	1,245,000	24.9%	20.9%
George Brandon (5)	105,248	2.0%	-	-	0.3%
Mo Hayat (5)	100,000	1.9%	-	-	0.3%
Jeremy W. James (6)	23,339	0.5%	-	-	0.1%
Sean Magennis (6)	30,000	0.6%	-	-	0.1%
Dan Torpey (7)	27,100	0.5%	-	-	0.1%
Jeb Terry (8)	4,166	0.1%	-	-	0.0%
All executive officers and directors as a group (8 persons) (9)	552,722	10.8%	5,000,000	100.0%	84.3%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 5,300,132 Class A Common Shares issued and outstanding as of March 31, 2026.
(3)	Based on a total of 5,000,000 shares of the Class B Common Shares issued and outstanding as of March 31, 2026.
(4)	Based on a total of 10,300,132 Class A and Class B Common Shares issued and outstanding as of March 31, 2026, with each Class A Common Share entitled to one vote and each Class B Common Share entitled to five votes, representing a total of 30,300,132 votes in respect of shareholder matters presented to the holders of Common Shares.
(5)	Does not include 900,000 unexcised stock options for the Class A Common Shares vesting through April 2027.
(6)	Does not include 70,000 restricted share units (RSUs) for the Class A Common Shares vesting through June of 2027.
(7)	Does not include 80,000 restricted share units (RSUs) for the Class A Common Shares vesting through June of 2029.
(8)	Does not include 100,000 unexcised stock options for the Class A Common Shares vesting through February of 2031.
(9)	Does not include 290,000 restricted share units (RSUs) for the Class A Common Shares vesting through April of 2027 through June of 2029 and 3,700,000 unexcised stock options for the Class A Common Shares vesting through February of 2031.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Marlett and DiGiandomenico own all the Class B Common Shares, each of which has five votes per share and vote together with the Class A Common Shares as a single class on all matters on which a vote of the common shares is required, including the board of directors.

Marlett and DiGiandomenico own MDB Capital S.A., a Nicaraguan entity, that provides services to the Company and its subsidiaries on an out-source, as requested basis. During the years ended December 31, 2025, and 2024, respectively, the Company paid MDB Capital S.A. $1.8 million and $1,6 million, respectively. MDB Capital Holdings, LLC continues to have a service agreement with MDB Capital S.A.

During the year ended December 31, 2025, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officers, Anthony DiGiandomenico, Chief of Transactions, serves as a board member.. For the year ended December 31, 2025 and 2024, respectively, there were no revenue recognized between MDB Capital entities and ENDRA. However, costs incurred amounting to $81 thousand related to transactions with ENDRA were recognized during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, PatentVest, a 100% entity owned by MDB Capital Holdings, LLC, engaged in transactions with eXoZymes, a company of which the Company owns 47% of recognized revenue of $91 thousand and $41 thousand, respectively.

During the year ended December 31, 2025, the Company recorded related party accrued receivables totaling $13 thousand for services performed by PatentVest on behalf of eXoZymes. Additionally, the Company recorded accrued expenses of $1 thousand payable to PatentVest, representing reimbursable expenses incurred in the ordinary course of business. During the year ended December 31, 2024, the Company recorded related party accrued receivables totaling $64 thousand. This amount includes $42 thousand for services performed by PatentVest on behalf of eXoZymes and $22 thousand related to taxes paid by the Company on behalf of certain officers, which was reimbursed in full by January 31, 2025. Additionally, the Company recorded accrued expenses of $23 thousand payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

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

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2025 and 2024, RBSM, LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm (in thousands):

	2025	2024
Audit fees (1)	$302	$250
Audit-related fees (2)	153	100
Tax fees	-	-
Total principal accountant fees and services	$455	$350

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit-related fees consist of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit fees.

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

Members and Board of Directors of

MDB Capital Holdings, LLC and Subsidiaries

Addison, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MDB Capital Holdings, LLC and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 31, 2026

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share count):

	As of December 31,
	2025	2024

Cash and cash equivalents	$13,217	$20,437
Cash segregated in compliance with regulations	2,331	844
Accounts receivable	124	-
Related party receivables	13	64
Clearing deposits	2,000	1,738
Prepaid expenses and other current assets	433	513
Investment securities, at fair value, held by the licensed broker dealer (Notes 1 and 2)	7,166	5,858
Investment securities, at fair value, held by the non-licensed broker dealer (Notes 1 and 2)	235	-
Equity method investment	37,543	41,764
Deferred costs related to deferred revenue	14	27
Property and equipment, net	117	90
Operating lease right-of-use asset, net	547	641
Total assets	$63,740	$71,976

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$267	$324
Accrued expenses	95	72
Related party payables	1	23
Payables to customers	2,189	773
Operating lease liabilities	609	711
Total liabilities	3,161	1,903
Commitments and Contingencies (Note 10)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A Common Shares, 95,000,000 authorized shares at no par value; 5,138,632 and 4,950,632 shares issued and outstanding, respectively	-	-
Class B Common Shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-
Additional paid-in-capital	80,493	68,721
Accumulated income (deficit)	(19,803)	1,442
Total MDB Capital Holdings, LLC equity	60,690	70,163
Non-controlling interest	(111)	(90)
Total equity	60,579	70,073
Total liabilities and equity	$63,740	$71,976

See accompanying notes to consolidated financial statements

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and share count)

	Years Ended December 31,
	2025	2024
Operating income:
Unrealized (loss) on investment securities, net from the licensed broker dealer (Notes 1 and 2)	$(331)	$(275)
Unrealized gain on investment securities, net from non-licensed broker dealer (Notes 1 and 2)	85	-
Realized gain on investment securities, net from the licensed broker dealer	14	-
Fee income (from our licensed broker dealer)	4,282	2,221
Impairment of investment securities	-	(200)
Other operating income	861	411
Total operating income, net	4,911	2,157

Operating costs:
General and administrative costs:
Compensation	14,969	20,057
Operating expense, related party	1,833	1,486
Professional fees	1,937	3,112
Information technology	1,103	922
Clearing and other charges	556	1,137
General and administrative-other	2,239	2,608
Total general and administrative costs	22,637	29,322
Research and development costs, net of grants $0 and $2,003 in 2024 and 2024	-	1,468
Total operating costs	22,637	30,790
Net operating loss	(17,726)	(28,633)
Other income and expenses:
Miscellaneous income	75	112
Interest income	617	1,179
Interest expense	-	(72)
Gain related to dilution events	61	130
Gain on deconsolidation of subsidiary	-	39,307
Net income (loss) before income taxes	(16,973)	12,023
Income taxes	11	2
Net income (loss) before equity method investee	(16,984)	12,021
Equity in loss of equity method investee	(4,282)	(420)
Net income (loss)	(21,266)	11,601
Less net loss attributable to non-controlling interest	(21)	(90)
Net income (loss) attributable to MDB Capital Holdings, LLC	$(21,245)	$11,691
Income (loss) per share attributable to MDB Capital Holdings, LLC:
Income (loss) per Class A Common Share – basic	$(2.14)	$1.31
Weighted average number of Class A Common Shares outstanding – basic	5,022,742	4,424,484
Income (loss) per Class B Common Share – basic	$(2.10)	$1.18
Weighted average of number Class B Common Shares outstanding – basic	5,000,000	5,000,000
Income (loss) per Class A Common Share –diluted	$(1.91)	$0.81
Diluted number of Class A Common Shares outstanding	6,145,212	9,462,904
Income (loss) per Class B Common Share –diluted	$(1.91)	$0.81
Diluted number of Class B Common Shares outstanding	5,000,000	5,000,000

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

Years Ended December 31, 2025 and 2024

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2024	4,951	$-	5,000	$-	$68,721	$1,442	$(90)	$70,073
Issuance of Class A Common Shares	188	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	11,772	-	-	11,772
Net (loss)	-	-	-	-	-	(21,245)	(21)	(21,266)
Balance, December 31, 2025	5,139	$-	5,000	$-	$80,493	$(19,803)	$(111)	$60,579

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2023	4,296	$-	5,000	$-	$49,406	$(12,092)	$7	$37,321
Ownership change of non-controlling interest	-	-	-	-	-	-	-	-
Issuance of Class A Common Shares	655	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	14,435	-	-	14,435
Effect of deconsolidation of subsidiary	-	-	-	-	4,880	-	1,836	6,716
Net income (loss)	-	-	-	-	-	13,534	(1,933)	11,601
Balance, December 31, 2024	4,951	$-	5,000	$-	$68,721	$1,442	$(90)	$70,073

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,266)	$11,601
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss on investment securities, net	246	275
Accretion of investments at amortized cost (U.S Treasury Bills)	-	(534)
Realized loss (gain) on investment securities, net from the licensed broker dealer	(14)	-
Stock-based compensation	11,772	14,435
Effect of deconsolidation of subsidiary	-	6,716
Depreciation of property and equipment	22	230
Deferred costs related to revenue	13	49
Dilution of deferred grant reimbursement	-	(41)
Gain on deconsolidation	-	(39,307)
Portion of loss from equity investment	4,282	420
Gain related to dilution events	(61)	(130)
Warrants issued as part of an investment banking deal	-	297
Share of loss from equity method investment
Income recognized from warrants received	(1,889)	(659)
Impairment of investment securities	-	200
Deferred revenue	-	(20)
Change in ROU Asset	95	1,679
Change in lease liability	(103)	(1,705)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	-	882
Accounts receivable	(100)	-
Related party receivables	51	(64)
Prepaid expenses and other current assets	55	11
Clearing deposits	(262)	(1,478)
Increase (decrease) in -
Accounts payable	58	(252)
Accrued expenses	22	(1,033)
Related party payables	(22)	23
Payables to customers	1,417	772
Payables to non-customers	-	(1,405)
Net cash used in operating activities	(5,684)	(9,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities, at amortized cost (U.S. Treasury Bills)	-	(17,766)
Proceeds from payments and maturities of investment securities, at amortized cost (U.S. Treasury Bills)	-	42,959
Accretion of equity investments	-	(2,747)
Deferred grant reimbursement	-	(100)
Purchases of property and equipment	(49)	546
Net cash provided by (used in) investing activities	(49)	22,892

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	-	69
Net cash provided by financing activities	-	69

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,733)	13,923

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	21,281	7,358

CASH AND CASH EQUIVALENTS - END OF YEAR	$15,548	$21,281

Supplemental disclosures of cash flow information:
Cash paid for -
Income taxes	$11	$2

Non-cash investing and financing activities:
Warrants received as part of an investment banking deal	$-	$657
Relinquishment of deferred costs of initial public offering from prior year	$-	$323
Investment securities, at cost less impairment, received in lieu of cash payment	$-	100
Issuance of warrants to purchase Class A stock related to the initial public offering closed on September 20, 2023	$-	$65

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows:

	Years Ended December 31,
	2025	2024
Cash and cash equivalents	$13,217	$20,437
Cash segregated in compliance with regulations	2,331	844
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$15,548	$21,281

See accompanying notes to consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

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

M1 is a majority owned subsidiary and was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo Foundation for Medical Education and Research (“Mayo”). The objective of the License Agreement is for Minnesota One to develop a small molecule senescence platform.

On September 20, 2023, MDB completed an initial public offering, consisting of the sale of 1.67 million shares of Class A Common Shares at $12.00 per share, for gross proceeds of $20.0 million. Accordingly, the Company received total gross proceeds of $20.0 million from the sale of 1.67 million shares of Class A Common Shares, or $17.4 million net of $2.6 million of offering expenses. In conjunction with the IPO, the Company issued warrants to the placement agent to purchase 16.7 thousand shares of Class A Common Shares, exercisable upon issuance for a period of 5 years at $15.00 per share, for a cash consideration of $0.001/share. The placement agent’s warrants had a fair value of $65.4 thousand, as calculated pursuant to the Black-Scholes option-pricing model and accounted for as issuance costs that were accounted for as equity instruments and recorded against paid in capital. The inputs used to determine the fair value was Common Stock price of $12.00, option exercise price of $15.00, expected life in years of 2.45 years, with a contract life of 5 years, risk-free rate of 4.79%, expected annual volatility of 59.99%, and annual rate of dividends of $0.

On July 1, 2024, the founding ownership of M1 had MDB owning 67% and Mayo owning 33% of the issued and outstanding common stock. M1 was formed with the purpose of developing pharmaceuticals, based on patents and licensed technology from Mayo. After the initial formation of M1 and finalization and entry into a license agreement between Mayo and M1, MDB entered into a Term Equity Purchase Agreement (“Purchase Agreement”) to provide capital for operations of M1 in exchange for the issuance of shares of common stock of M1 to MDB. The objective of the License Agreement is for M1 to develop a small molecule senescence platform. Under the terms of the License Agreement M1 has paid an up-front license fee to Mayo of One Hundred Fifty Thousand Dollars ($150 thousand). To maintain its rights under the License Agreement, M1 is subject to achieving certain developmental and funding milestones within designated time periods and to paying Mayo royalties on net sales of licensed products. Under the terms of the Purchase Agreement, MDB may invest up to $5.0 million over a five-year period into M1 in amounts and increments tied to its business operating requirements. In an ancillary agreement to the license agreement, Mayo has the right of participation in future financings of M1.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at December 31, 2025 and 2024 relate to the interests of third parties in the partially owned subsidiaries.

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

Equity method investment

The Company applies the equity method to account for investments in entities where it has the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, the investment in eXoZymes Inc, (“eXoZymes “), formerly Invizyne Technologies Inc. (“Invizyne”)”, is initially recorded at cost and subsequently adjusted to reflect the Company’s proportional share of the investee’s results of operations in its consolidated financial statements. Equity method investments are periodically reviewed for any other-than-temporary declines in value. The Company’s investment in eXoZymes is presented as “Equity method investment” on the consolidated balance sheet.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. There were $4.5 million and $11.8 million cash equivalents held by the Company at December 31, 2025 and 2024, respectively.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $0.25 million and $0.5 million. At December 31, 2025, the Company held $8.7 million of unsegregated cash and $4.5 million of cash equivalents. For the years ended December 31, 2025 and 2024, respectively, the Company had approximately $7.2 million and $4.3 million of cash and segregated cash in financial institutions in excess of FDIC insured limits.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the years ended December 31, 2025 and 2024.

The Company’s membership agreement with the Depository Trust Clearing Corporation (“DTCC”) requires that we maintain a line of credit with our settlement bank in the amount $2.0 million, to be drawn down upon as needed for self-clearing operations. The Company has established a line of credit with its settlement bank, Lakeside Bank, which is collateralized by a $2.0 million deposit of cash at Lakeside. The collateral amount may be withdrawn, but the availability of the line of credit is dependent upon the maintenance of such compensating balance and is included in cash and cash equivalents on the Statement of Financial Condition.

Segregated Cash and Deposits

From time to time the Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At December 31, 2025 and 2024, respectively, the Company had $2.3 million and $0.8 million of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTCC and National Securities Clearing Corporation (“NSCC”). At December 31, 2025 and 2024, these deposits totaled $2.0 million and $1.7 million, respectively.

Prepaid and other current assets

The Company has prepaid and other current assets totaling $433 thousand at December 31, 2025 consisting of acquired intangible assets totaling $44 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance $169 thousand, various prepaid expense of $130 thousand, and other assets of $21 thousand. Prepaid and other expenses totaling $513 thousand at December 31, 2024 consisting of acquired intangible assets totaling $44 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance $160 thousand, various prepaid expense of $150 thousand, and other assets of $90 thousand.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s consolidated balance sheet as of December 31, 2025 and 2024.

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

Investment securities, at amortized cost – From time to time the Company will hold funds in investment securities, at amortized cost. This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Initially, the cost of these securities was recorded, and later on, they were assessed at amortized cost, which was modified for unamortized purchase premiums and discounts, and also for credit losses provision. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the other operating income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company holds investments in U.S. Treasury Bills or money market funds backed by U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because it expects to hold these securities until maturity, it does not expect to realize any losses. There were no investment securities, at amortized cost as of December 31, 2025 and 2024.

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

Investment securities, at cost less impairment - This is comprised of equity securities without a readily determinable fair value held by the broker dealer subsidiary, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and determined that the current impairment of such securities held at the year ended December 31, 2025 is accurate.

Investment securities are as follows (in thousands):

Broker/Dealer Securities

	December 31, 2025	December 31, 2024
Investment securities, at fair value:
Common stock of publicly traded companies	$2,571	$2,528
Warrants of publicly traded companies	3,937	3,330
Warrants of non-publicly traded companies	658	-
Investment securities, at fair value	$7,166	$5,858

Non-Broker/Dealer Securities

	December 31, 2025	December 31, 2024
Investment securities, at fair value:
Common stock of publicly traded companies	$235	$-
Investment securities, at fair value	$235	$-

	December 31, 2025	December 31, 2024
Investment securities, at cost less impairment
Simple agreement on future equities (not market listed)	$-	$200
Impairment	-	(200)
Investment securities, at cost less impairment	$-	$-

For investment securities at fair value held at the end of each year, net unrealized loss of $246 thousand and $275 thousand were recognized in the statement of operations for years ended December 31, 2025 and 2024, respectively.

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

The Company’s financial instruments primarily consist of cash and investment securities. These investment securities and securities sold and not yet purchased are recorded at fair value as of the balance sheet date, with unrealized gains and losses resulting from changes in fair value recognized in the statement of operations.

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

Investment securities, at cost less impairment: Non-public equity securities and simple agreements for future equity are valued based on the initial investment, less impairment. The Company determined that an impairment is warranted. Since these securities are not actively traded, we will apply valuation adjustments when they become available, and they are categorized in level 3 of the fair value hierarchy. The Company fully impaired a Simple Agreement for Future Equity (“SAFE”) that was previously valued at $100 thousand and stock that was previously valued at $50 thousand both were held at the year ended December 31, 2023.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, except for the Level 3 investment that is recorded at cost (in thousands):

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment securities, at fair value, held by the licensed broker dealer	Equity securities - common stock	$2,571	$-	$-	$2,571

Investment securities, at fair value, held by the non-licensed broker dealer	Equity securities - common stock	235	-	-	235

Investment Securities (held by our licensed broker dealer)	Warrants	-	132	4,463	4,595

Total assets measured at fair value		$2,806	$132	$4,463	$7,401

During the year ended December 31, 2025, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2024	$2,662

Receipt from investment banking fees	1,690
Unrealized gain	111
December 31, 2025	$4,463

The following table present information about significant unobservable inputs related to material components of Level 3 warrants as of December 31, 2025 (in thousands):

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Warrants	$4,463	Black Scholes	Volatility	95.92 - 120.3%	115.45%

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, except for the Level 3 investment that is recorded at cost (in thousands):

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities (held by our licensed broker dealer)	Equity securities - common stock	$2,528	$-	$-	$2,528

Investment Securities (held by our licensed broker dealer)	Warrants	-	668	2,662	3,330

Total assets measured at fair value (held by our licensed broker dealer)		$2,528	$668	$2,662	$5,858

During the year ended December 31, 2024, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2023	$3,134

Unrealized gains	(472)
December 31, 2024	$2,662

The following table present information about significant unobservable inputs related to material components of Level 3 warrants as of December 31, 2024 (in thousands):

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Warrants	$2,662	Black Scholes	Volatility	111.03%	111.03%

Secured Debt–- Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2024 for a commitment of up to $2.0 million and which matures July 26, 2025. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 7.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5 thousand. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of December 31, 2025 and 2024, there was $2.1 and $2.1 million deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of December 31, 2025 and 2024, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Developed software	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of December 31, 2025 and 2024, respectively, (in thousands):

	December 31, 2025	December 31, 2024

Developed software	$139	$113
Total property and equipment	139	113
Less: Accumulated depreciation	(22)	(23)
Property and equipment, net	$117	$90

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures. PatentVest and eXoZymes, have had limited activity during the years ended December 31, 2025 and 2024.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the years ended December 31, 2025, and 2024, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of December 31, 2025 and 2024, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

The Company enters into underwriting agreements, to act as an underwriter and security offerings which include distribution and sale of securities to investors. These agreements allow non-defaulting underwriters and the issuer’s representative to seek substitute purchasers within 36 hours if the Company defaults on its commitment. If replacements are not found and the default exceeds 10% of the offering, the agreement may be terminated without liability. Under ASC 606, revenue is recognized only upon transfer of cash from the escrow account from investors which is the final receipt of payment, as well receipt of warrants and common stock on the date of closing, with no recognition for defaulted or terminated portions until resolution.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of December 31, 2025 and 2024, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

During the years ended December 31, 2025 and 2024, the Company’s technology development segment did not have any revenue.

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

The PatentVest’s contract liabilities which is presented as deferred revenue, consist of advance payments. The table below shows changes in deferred revenue (in thousands):

Balance as of December 31, 2023	$20
Amounts billed but not recognized	-
Revenue recognized	20
Balance as of December 31, 2024	-
Amounts billed but not recognized	-
Revenue recognized	-
Balance as of December 31, 2025	$-

Research Grants

eXoZymes, receives grant reimbursements, which are netted against research and development expenses in the consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion recorded as deferred grant reimbursements and included in liabilities in the consolidated balance sheet.

Grants function on a reimbursement model are accounted for using the accrual method. They are treated as reductions to expenses, corresponding to the amount of disbursements and obligations eligible for reimbursement. These are for permissible expenses incurred as of December 31, 2024. The reimbursements are anticipated to be received from the respective funding entities in the following year. Management considers such receivables at December 31, 2024, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying consolidated financial statements. The Company was not engaged in any research grants for the year ended December 31. 2025.

Summary of grants receivable activity for the years ended December 31, 2025 and 2024, is presented below (in thousands):

	2025	2024(1)

Balance at beginning of year(1)	$-	$882
Grant costs expensed	-	1,897
Grants for equipment purchased	-	44
Grant fees	-	52
Grant funds received	-	(2,173)
Removal of balance due to deconsolidation of eXoZymes at November 14, 2024	-	(702)
Balance at end of year	$-	$-

(1)	In 2024, eXoZymes was deconsolidated from the Company’s consolidated financial statements. As all grant-related costs were associated with eXoZymes, no grant-related figures are reported for 2024.

eXoZymes has received three grants provided by the National Institute of Health, the Department of Energy and Department of Defense through December 31, 2024. The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants have commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the normal terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes, formerly known as eXoZymes, conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statement of operations. For the years ended December 31, 2025 and 2024, grants amounting $0 and $2.8 million, were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the years ended December 31, 2025 and 2024, totaled $0 and $2.0 million, respectively, which included grant costs expensed, grants for equipment purchased, and grants fees.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’ technology. For the years ended December 31, 2025 and 2024, research and development costs prior to offset of the grants amounted to $0 and $3.4 million, respectively, which included grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $54 thousand and $296 thousand for the years ended December 31, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

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

The technology development segment currently has two subsidiaries, eXoZymes, and M1. eXoZymes is a research and development stage company synthetic biology company, that is consolidated in the Statement of Operations up to November 14, 2024. M1 research and development stage company that is developing a small molecule senescence platform.

Non-income generating subsidiaries for management of the business, including MDB Management are reported in the Other column in the table below.

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

The following sets forth the long-lived assets and total assets by segment at December 31, 2025 (in thousands):

ASSETS	Broker Dealer and Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$117	$-	$547	$-	$664
Total assets	$25,128	$3	$38,609	$-	$63,740

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized (loss) on investment securities, net from the licensed broker dealer (1)	$(331)	$-	$-	$-	$(331)
Investment securities, at fair value, held by the non-licensed broker dealer (1)	85	-	-	-	85
Realized gain on investment securities, net from the licensed broker dealer (2)	14	-	-	-	14
Fee income from the licensed broker dealer (3)	4,282	-	-	-	4,282
Other operating income (4)	861	-	-	-	861
Total operating income, net	4,911	-	-	-	4,911

Operating costs:
General and administrative costs:
Compensation	2,875	-	12,094	-	14,969
Operating expense, related party	1,471	-	362	-	1,833
Professional fees	1,005	64	868	-	1,937
Information technology	968	-	135	-	1,103
Clearing and other charges	556	-	-	-	556
General and administrative-other	742	-	1,497	-	2,239
General and administrative costs	7,617	64	14,956	-	22,637
Research and development costs	-	-	-	-	-
Total operating costs	7,617	64	14,956	-	22,637
Net operating (loss)	(2,706)	(64)	(14,956)	-	(17,726)
Other income and expense:
Miscellaneous income	75	-	-	-	75
Interest expense	(990)	-	-	990	-
Interest income	471	-	1,136	(990)	617
Gain related to dilution events	-	-	61	-	61
(Loss) before income taxes	(3,150)	(64)	(13,759)	-	(16,973)
Income tax expense	11	-	-	-	11
Income (loss) before equity method investee	(3,161)	(64)	(13,759)	-	(16,984)
Equity in loss of equity method investee	-	-	(4,282)	-	(4,282)
Net (loss)	(3,161)	(64)	(18,041)	-	(21,266)
Less net loss attributable to non-controlling interests	-	(21)	-	-	(21)
Net loss attributable to MDB Capital Holdings, LLC	$(3,161)	$(43)	$(18,041)	$-	$(21,245)

(1)	Includes unrealized losses on securities held by the broker-dealer and non-broker dealer.

(2)	Includes realized gains on securities held by the broker-dealer.

(3)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(4)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2024 (in thousands):

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$91	$-	$641	$-	$732
Total assets	$21,754	$1	$50,221	$-	$71,976

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized (loss) on investment securities, net from the licensed broker dealer (1)	$(275)	$-	$-	$-	$(275)
Fee income from the licensed broker dealer (2)	2,221	-	-	-	2,221
Impairment loss (3)	(200)				(200)
Other operating income (4)	411	-	-	-	411
Total operating income, net	2,157	-	-	-	2,157

Operating costs:
General and administrative costs:
Compensation	3,226	2,062	14,769	-	20,057
Operating expense, related party	1,301	-	185	-	1,486
Professional fees	820	1,206	1,086	-	3,112
Information technology	805	34	83	-	922
Clearing and other charges	1,137	-	-	-	1,137
General and administrative-other	806	133	1,669	-	2,608
General and administrative costs	8,095	3,435	17,792	-	29,322
Research and development costs	-	1,468	-	-	1,468
Total operating costs	8,095	4,903	17,792	-	30,790
Net operating (loss)	(5,938)	(4,903)	(17,792)	-	(28,633)
Other income and expense:
Miscellaneous income	112	-	-	-	112
Interest expense	(779)	(92)	-	799	(72)
Interest income	465	3	1,510	(799)	1,179
Gain related to dilution events	-	-	130	-	130
Gain on deconsolidation of subsidiary	-	-	39,307	-	39,307
Income (loss) before income taxes	(6,140)	(4,992)	23,155	-	12,023
Income tax expense	-	2	-	-	2
Income (loss) before equity method investee	(6,140)	(4,994)	23,155	-	12,021
Equity in loss of equity method investee	-	-	(420)	-	(420)
Net income (loss)	(6,140)	(4,994)	22,735	-	11,601
Less net loss attributable to non-controlling interests	-	(90)	-	-	(90)
Net income and (loss) attributable to MDB Capital Holdings, LLC	$(6,140)	$(4,904)	$22,735	$-	$11,691

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes impairment loss of assets from the reduced fair value of the asset.

(4)	Includes fees earned from self-clearing activities and professional fees generated by PatentVest services.

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

During the year ended December 31, 2025, the Company held a weighted average of 67.84% ownership interest in M1, with the remaining 32.16% representing NCI. During the year ended December 31, 2024, the ownership interest in eXoZymes, ranged from 60.94% to 47.0%, with the non-controlling interest ranging from 39.06 % to 53.0%. On November 14, 2024 the ownership of eXoZymes by MDB moved below 50%, therefore on that day the eXoZymes was deconsolidated from the financial statements.

During each period, controlling and non-controlling interests changes as a result of capital infusions from MDB. For the years ended December 31, 2025, and 2024, there were capital infusions of $93 thousand (M1) and $177 thousand (M1), respectively. The NCI ownership will be equal to the NCI percentage as of the reporting period. Therefore, there will be a redistribution of equity between MDB and the non-controlling interest owner. As of December 31, 2025, the Company’s equity interest in M1 was 67.9% to 67.8%, and the remaining equity interest was owned by the non-controlling interests as presented below. As of December 31, 2024, the Company’s equity interest in M1 was 67.9% to 67.0%, and the remaining equity interest was owned by the non-controlling interests as presented below (in thousands):

	For the Years Ended December 31,
	2025	2024

Non-controlling interest net loss	$(64)	$(276)
Weighted average non-controlling percentage	32.16%	32.53%
Net loss non-controlling interest	$(21)	$(90)
Prior period balance	(90)	7
Removal of prior period balance of eXoZymes due to deconsolidation	-	(7)
Stock-based compensation	-	-
Ownership change of non-controlling interest	-	-
Ending period balance	$(111)	$(90)

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

The consolidated financial statements as of December 31, 2024 reflect the inclusion of eXoZymes’ financial results through the Deconsolidation Date. For the period from November 15, 2024 through December 31, 2024, the Company accounted for its investment in eXoZymes under the equity method, recognizing its proportionate share of eXoZymes’ net loss in the amount of $420 thousand, based on eXoZymes’ total net loss of $893 thousand for that period.

As of December 31, 2024, the Company continues to hold a 47% interest in eXoZymes Class A common stock. While the Company and eXoZymes share certain officers, board members, and accounting personnel, the two entities operate independently. eXoZymes also utilizes professional services provided by PatentVest, a wholly owned subsidiary of the Company

The assessment of the potential impairment of the Company’s equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The Company has not recognized any impairment loss on investment in unconsolidated affiliate to date.

The following table represents the consolidated balance sheet of xXoZymes immediately prior to the Deconsolidation Date (in thousands):

December 31, 2024
Assets
Cash and cash equivalents	$68
Grants receivable	701
Prepaid expenses and other current assets	441
Deferred IPO Costs	550
Property and equipment, net	710
Operating lease right-of-use asset, net	1,366
Total assets	$3,836

Liabilities and Deficit
Accounts payable	$851
Accrued expenses	241
Due to affiliates	5,479
Deferred grant reimbursement	130
Operating lease liabilities	1,417
Total liabilities	$8,118
Deficit:
Common shares	-
Paid-in-capital	$4,120
Accumulated deficit	(8,402)
Total deficit	$(4,282)
Total liabilities and deficit	$3,836

At December 31, 2024 eXoZymes had current assets of approximately $10.8 million, total assets of approximately $13.0 million, current liabilities of approximately $1.3 million and total liabilities of approximately $2.6 million. For the year ended December 31, 2024, eXoZymes had revenues of $0 and a net loss of approximately $5.9 million.

The following represents the calculation of the gain on deconsolidation of eXoZymes from the consolidated financial statements of the Company (in thousands, except for share price):

eXoZymes Class A common shares retained on November 14, 2024	3,931
Quoted closing price of eXoZymes Class A common shares at November 14, 2024	$10.36
Subtotal of quoted closing price of eXoZymes Class A common shares at November 14, 2024	$40,727
Fair value of warrants held for eXoZymes at November 14, 2024	1,327
Fair value of equity method investment retained by eXoZymes	42,054
Carrying Value of the NCI	(921)
Carrying value of eXoZymes assets at November 14, 2024	4,282
Less carrying value of former investment into eXoZymes at November 14, 2024	(5,787)
Carrying value of warrants held for eXoZymes at November 14,2024	(321)
Gain on deconsolidation	$39,307

Note 6 – Equity Method Investment

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

The Company’s portion of the net loss for the year ended December 31, 2025, was $4.28 million. As of December 31, 2025, MDB owned 3.93 million shares of eXoZymes shares, representing a 46.76% ownership of eXoZymes.

The following summarizes the Company’ consolidated balance sheet equity method investment as follows (in thousands):

Carrying Amount
December 31, 2024, carrying amount	$41,764
Portion of loss from eXoZymes	(4,282)
Gain related to dilution events	61
December 31, 2025, carrying amount	$37,543

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

Between April 19, 2022 and September 21, 2022, the Company granted 3.7 million restricted stock units (“RSUs”). These units vested 20% of one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then vesting would be at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested would fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU began to vest upon the completion of the initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company expensed the RSUs based on the average expense over the vesting period. In 2024 an additional 295 thousands RSUs were granted, 320 thousand RSUs were either canceled or forfeited, and 655 thousand RSUs vested. The total unrecognized compensation expense based on the share price sold in the 2022 private placement as of December 31, 2025 was $6.0 million. The weighted average of the remaining restricted stock units at December 31, 2025 was 1.6 years and at December 31, 2024 was 2.4 years. During the year ended December 31, 2025, 128 thousand RSUs were canceled due to holder leaving the Company and 1.6 million RSUs were exchanged and converted to stock options. As a result of the modification, the fair value of the awards immediately after the modification was determined to be $6.0 million compared to the fair value of the original restricted stock unit awards of $6.8 million immediately prior to the modification. The modification resulted to a decrease in the aggregate fair value of the awards and in accordance with ASC 718-Compensation—Stock Compensation, no incremental compensation costs need to be recognized over the remaining requisite service period.

On April 19, 2022 the Company granted 2 million restricted stock units (“RSUs”). These units will vest 20% of one-half of the total number of RSUs, by each individual person, starting on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, October 20, 2024, when a Class A Share has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2 million Class A Shares or more during the 90 consecutive calendar day period, or a Class A Shares has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the date of grant until vested. As these RSUs did not begin to vest until the completion of an initial public offering, which was completed on September 20, 2023, by the Company, which was outside of the control of the Company, compensation expense related to these RSUs has been recorded. On April 28, 2025 all of the market based RSUs were modified and exchanged for stock options in their place. The unvested portion of the market based RSUs was $8.7 million and the incremental value of $5.5 million in the exchange for a total amortized amount of $14.2 million that will be amortized over the ten-year life of the award. There is not an estimated unrecognized compensation expense, as all the RSUs were modified and exchanged for stock options.

A summary of restricted stock unit activity during the year ended December 31, 2025 and the year ended December 31, 2024 is presented below (in thousands, except for share price):

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2024	2,995	$9.90	2,000	$7.91
Granted	-	-	-	$-
Vested	(188)	9.69	-
Exchanged/Modified	(1,600)	10.00	(2,000)	$7.91
Expired/Cancelled	(128)	9.97	-	$-
Restricted stock units outstanding at December 31, 2025	1,079	$9.78	-	$-

Restricted stock units at December 31, 2024	655	$10.00	-	$-
Restricted stock units at December 31, 2025	843	$9.93	-	$-

On April 28, 2025, in exchange for 1.6 million unvested time-based RSUs, stock options to purchase 1.6 million shares of Common Shares were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Shares immediately prior to the date of grant, and are exercisable for a period of 10 years. One-half of the stock options vested immediately on grant, with the remaining stock options vesting ratably over a period of 2 years, subject to continued service. The inputs used to determine the fair value of this stock option grant were as follows: (1) Common Stock price of $4.25 per share; (2) exercise price of $4.25 per share; (3) expected life of 10 years; (4) risk-free interest rate of 4.23%; (5) expected annual volatility of 85.65%; and (6) an annual dividend rate of 0%. The total unrecognized compensation expense based on the pre-modification valuation of the shares price sold in the 2022 private placement as of December 31, 2025 was $6.9 million.

A summary of time-based stock option activity during the year ended December 31, 2025 and the year ended December 31, 2024 is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Time-based stock options outstanding at December 31, 2024	-	$-	-
Exchanged/Modified	1,600	3.75	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at December 31, 2025	1,600	$3.75	9.32

Stock options exercisable at December 31, 2024	-	$-	-
Stock options exercisable at December 31, 2025	1,067	$3.75	9.32

In addition, on April 28, 2025, in exchange for 2 million unvested market-based RSUs, stock options to purchase 2 million shares of Common Shares were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Shares immediately prior to the date of grant, and are exercisable for a period of 10 years. The stock options vest if either (a) the Common Shares has traded in the market on which the shares are listed for at least 30 trading days at an average price per share of $20.00 or more, whether consecutive or non-consecutive, or (b) there are distributions of cash, stock or other property by the Company to the holders of the Common Shares, at a value per share of $20.00 or more in the aggregate, subject to continued service. Once vested, the stock options will be exercisable for the remainder of the 10-year grant date period. The total unrecognized compensation expense based on the post-modification valuation of the unamortized amount and the incremental value as of December 31, 2025 was $13.2 million.

A summary of market-based stock option activity during the year ended December 31, 2025 and the year ended December 31, 2024 is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Market-based stock options outstanding at December 31, 2024	-	-	-
Exchanged/Modified	2,000	$3.02	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at December 31, 2025	2,000	$3.02	9.32

Stock options exercisable at December 31, 2024	-	$-	-
Stock options exercisable at December 31, 2025	-	$-	-

8. Earnings Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because stock warrants outstanding were anti-dilutive, for a total of 43 thousand warrants.

Earning Earnings per share is presented below for the years ended December 31, 2025 and 2024, respectively.

Basic earnings per share is calculated at follows for the years ended December 31, 2025 and 2024 (in thousands, except for share price):

	For the Years Ended
Basic	December 31, 2025		December 31, 2024
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$(10,768)	$(10,477)	$5,817	$5,875

Weighted average shares outstanding – basic	5,023	5,000	4,424	5,000

Net income (loss) per share – basic	$(2.14)	$(2.10)	$1.31	$1.18

Fully diluted earnings per share is calculated at follows for the years ended December 31, 2025 and 2024 (in thousands, except for share price):

	For the Years Ended
Diluted	December 31, 2025		December 31, 2024
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net income (loss) attributable to MDB Capital Holdings, LLC	$(11,714)	$(9,531)	$7,650	$4,042

Diluted shares outstanding –diluted	6,145	5,000	9,463	5,000

Net income (loss) per share –diluted	$(1.91)	$(1.91)	$0.81	$0.81

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

9. Related Party Transactions

The principal members of the Company have a controlling interest in PatentVest, S.A. (renamed MDB Capital, S.A. in 2022), a company organized and based in Nicaragua that provides outsourced services to the Company and other non-related entities. During the years ended December 31, 2025 and 2024, the Company paid $1.8 million and $1.5 million, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the years ended December 31, 2025 and 2024, PatentVest, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officer serve as a board member. Anthony DiGiandomenico, our Chief of Transactions. For the year ended December 31, 2024, there were no revenues recognized between MDB entities and ENDRA. However, costs incurred amounting to $81 thousand related to transactions with ENDRA were recognized during the year. For the year ended December 31, 2025 there was no revenue or costs recognized during the year.

During the years ended December 31, 2025 and 2024, PatentVest engaged in transactions with eXoZymes, a company of which the Company owns 47% of recognized revenues of $91 thousand and $41 thousand.

During the year ended December 31, 2025, the Company recorded related party accrued receivables totaling $13 thousand for services performed by PatentVest on behalf of eXoZymes. Additionally, the Company recorded accrued expenses of $1 thousand payable to PatentVest, representing reimbursable expenses incurred in the ordinary course of business. During the year ended December 31, 2024, the Company recorded related party accrued receivables totaling $64 thousand. This amount includes $42 thousand for services performed by PatentVest on behalf of eXoZymes and $22 thousand related to taxes paid by the Company on behalf of certain officers, which was reimbursed in full by January 31, 2025. Additionally, the Company recorded accrued expenses of $23 thousand payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

10. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2025 and 2024, the Company was not subject to any pending or threatened legal claims or actions.

Net Capital Requirement (Public Ventures)

Public Ventures is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At December 31, 2025 and 2024, Public Ventures had net capital of $8.7 million and $10.7 million, respectively, which was $8.45 million and $10.45 million in excess of the minimum $250 thousand, as required by the Securities and Exchange Commission Rule 15c3-1.

During the year ended December 31, 2025, the broker dealer had existing subordinated loans with MDB, the Parent company, totaling $13.2 million and $1.0 million of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness.

Minimum net capital is based upon the greater of the statutory minimum net capital of $250 thousand or 2% of aggregate customer debits, which were $0 at December 31, 2025 and 2024.

To comply with DTCC membership requirements, the Company has committed to maintain at least $5.0 million of net capital in excess of the $250 thousand minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing brokers may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at December 31, 2025 and 2024, have subsequently settled with no resulting material liability to Public Ventures. For the years ended December 31, 2025 and 2024, Public Ventures, had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of December 31, 2025 and 2024.

11. Employee Benefit Plans

MDB Management and eXoZymes, both sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. Public Ventures offered its employees a sponsored 401(k) defined contribution plan for the benefit of the employees; this plan was terminated on July 30, 2021. The plans allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the year ended December 31, 2025 and 2024. Benefits under the eXoZymes plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the year ended December 31, 2025 and 2024, a total of $392 thousand and $659 thousand, respectively, was contributed to the plans. The costs for eXoZymes are recorded up to November 14, 2024, the date of the consolidation of eXoZymes. The majority of the expense was included in general and administrative cost, however, for any research and development employees. their portion of the expense is recorded in research and development costs.

MDB Management and eXoZymes also provide health and related benefit plans for eligible employees.

12. Exclusive License Agreement (MDB Minnesota One)

On July 1, 2024, M1 entered into a Patent and Know-How License Agreement (the “License Agreement”) with the Mayo for certain patent rights and associated technology pursuant to which M1 intends to develop a small molecule senescence platform. The License Agreement grants M1 rights to develop and commercialize Mayo’s patented technology and know-how for all fields of use on a worldwide basis. Under the terms of the License Agreement, M1 holds an exclusive license of patent rights and a non-exclusive license for the associated technology to make, have made, use, offer for sale, sell, and import licensed products and derivatives.

As part of initial consideration for the License Agreement, M1 issued 1.98 million shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150 thousand as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At December 31, 2025 there were no accrued royalties recorded.

Under the License Agreement, M1 is required to achieve certain development milestones within designated time periods. For select development milestones, as listed below, M1 will be required to make a payment to Mayo, also as noted below:

●	A payment of $250 thousand for Phase II clinical trial initiation, for the first instance of a licensed product.
●	A payment of $1.5 million for Phase III clinical trial initiation, for the first instance of a licensed product.
●	A payment of $2 million for FDA New Drug Application (NDA) acceptance, for the first instance of a licensed product.
●	A payment of $5 million for NDA approval, for each instance of a licensed product.

As of December 31, 2025 the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

If M1 materially breaches the terms of the License Agreement, and such material breach remains uncured after an opportunity to cure, Mayo may terminate the License Agreement.

13. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has one operating leases, with no variable lease costs, and no finance leases as of December 31, 2025. The Company has three operating leases, with no variable lease costs, and no finance leases as of December 31, 2024.

eXoZymes was consolidated up to November 14, 2024. In October 2023, eXoZymes, made changes to an existing lease agreement that was originally entered into in August 2021, which resulted in an extension of the lease term by an additional 14 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on August 24, 2021 and ending on September 30, 2026, with an option to extend for 60 additional months and was further modified on April 3, 2023 for an additional 21 months with the lease ending date of April 30, 2028. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14.3 thousand per month. The lease provides for annual increases. The base rent for the lease in the final year is $16.7 thousand per month. Additionally, eXoZymes was responsible for annual operating cost increases of 2.5%, which are included in the rent. Since eXoZymes is not consolidated for 2025, the information above was only calculated for 2024.

Furthermore, in October 2023, eXoZymes made changes to a second existing lease agreement that was originally entered into in April 2023, which resulted in an extension of the lease term by an additional 12 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in April 2023, with a term of 60 months beginning on July 1, 2023 and ending on June 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $13.3 thousand per month. The lease provides for annual increases. The base rent for the lease in the final year is $15.4 thousand per month. Additionally, eXoZymes is responsible for annual operating cost increases of 3.0%, which are included in the rent. Since eXoZymes is not consolidated for 2024, the information above is only calculated for 2023.

On July 1, 2022 the Company executed a lease for new office space in the Dallas, Texas metropolitan area, the space was occupied on December 20, 2022. The lease with a term of 91 months and began once we took control of the space on December 20, 2022 and ending on July 20, 2030, without an option to extend. The initial base rent was $12.6 thousand per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13.9 thousand per month.

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

	For the years ended December 31, (in thousands)
	2025	2024

Operating leases:
Right-of-use assets	$547	$641
Operating lease liabilities	$609	$711

Weighted average remaining lease term in years	4.50	5.50
Weighted average discount rate	7.80%	7.80%

Cash paid for amounts included in the measurement of lease liabilities	$155	$152
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Operating lease cost	$52	$147
Short-term lease costs	95	87
Total operating lease costs	$147	$234

Future payments due under operating leases for the as of December 31, 2025 are as follows (in thousands):

Year	Amount
2026	158
2027	160
2028	163
2029 and thereafter	259
Total	$740
Less effects of discounting	(131)
Total operating lease liability	$609

14. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. Additionally, the Company’s subsidiaries, Public Ventures, MDB Management, PatentVest, and M1 are Subchapter C-corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity; it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company, except as set forth in the tables below. Amounts recognized for income taxes are reported in “income tax expense (benefit)” on the consolidated statements of operations.

The Company’s taxable income or loss, which may vary substantially from the net income or net loss reported on the consolidated statements of operations, is includable in the federal and state income tax returns of each unitholder.

Income tax expense (benefit) (including Subchapter C-corporations) consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024

Current taxes
Federal	$-	$1
State	11	1

Deferred taxes
Federal	-	-
State	-	-
Total	$11	$2

Total cash taxes paid net of refunds received in 2025 was $0.

As of December 31, 2025, the Company had approximately $23.3 million and $0.1 million of net operating loss carryforwards for U.S. federal and Florida income tax purposes, respectively. These net operating losses may be carried forward indefinitely

Effective for the year ended December 31, 2025, the Company adopted ASU 2023-09-Improvements to Income Tax Disclosures, prospectively. The reconciliation of income tax expense (including Subchapter C-corporations) computed at the U.S. federal statutory income tax rate of 21% to the recognized income tax expense for the year ended December 31, 2025, presented in accordance with the disclosure requirements of ASU 2023-09-Improvements to Income Tax Disclosures, is as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Rate

U.S Federal statutory income rate	$(4,463)	21.00%
State, net of federal tax benefit	9	(0.04)%
Nontaxable or nondeductible items
Income/loss excluded from nontaxable entities	944	(4.44)%
Meals and entertainment	7	(0.04)%
Stock options	614	(3.06)%
Equity award vesting	248	(1.24)%
Modification of equity awards	2,194	(10.95)%
Return-to-provision adjustments	(44)	0.22%
Valuation allowance	502	(2.52)%
Effective rate	$11	(0.05)%

A reconciliation of the federal statutory tax rate to the effective tax rate (including Subchapter C-corporations) for the year ended December 31, 2024 and 2024 is as follows:

	Year Ended December 31, 2024
	Amount	Rate

U.S Federal statutory income rate	$2,453	21.00%
State, net of federal tax benefit	(246)	(2.11)%
Income/loss excluded from nontaxable entities	(8,009)	(68.57)%
Permanent differences	641	5.49%
Return-to-provision adjustments	5	0.04%
Other	192	1.65%
Valuation allowance	4,966	42.52%
Effective rate	$2	0.02%

Significant components of the deferred tax assets and liabilities (including Subchapter C-corporations) were as follows (in thousands):

	Years Ended December 31,
	2025	2024

Deferred tax assets:
Start-up expenditures	$4	$13
Organizational expenditures	14
Sec 174 – Research and development costs	-	3
Stock compensation	1,795	2,524
Lease liability	128	149
Property and equipment principally due to differences in depreciation	2	3
Bonus expense	14	-
Charitable contribution carryforwards	1	1
Impairment expense	53	11
Intangible Assets	51	38
Net operating loss carryforwards	4,890	3,781
Valuation allowance	(6,625)	(6,124)
Total deferred tax assets	$327	$399

Deferred tax liabilities:
Right-of-use asset	$(115)	$(135)
Investment securities	(212)	(264)
Total deferred tax liabilities	$(327)	$(399)

Net deferred tax assets/(liabilities)	$-	$-

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows (in thousands):

	Years Ended December 31,
	2025	2024

Deferred tax assets	$327	$399
Deferred tax liabilities	(327)	(399)
Other noncurrent assets/(liabilities)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2025, based on projections of future taxable income for the periods in which the deferred tax assets are deductible, a valuation allowance of approximately $6.6 million was recorded for tax carry forwards and attributes to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carry forward period are reduced.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2025 and December 31, 2024. The tax years 2022 – 2025 remain open to examination for federal income tax purposes.

15. Subsequent Events

On February 3, 2026, the Company granted 161,500 restricted stock units (RSUs) to employees pursuant to its equity incentive plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: March 31, 2026	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2026	By:	/s/Jeremy W. James
Jeremy W. James
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2026	By:	/s/ Christopher A. Marlett
Christopher A. Marlett, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 31, 2026	By:	/s/ Jeremy W. James
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 31, 2026	By:	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico, Head of New Venture Discovery and Director

Dated: March 31, 2026	By:	/s/ George Brandon
George Brandon, President and Director

Dated: March 31, 2026	By:	/s/ Mo Hayat
Mo Hayat, Head of Corporate Development & Chief Legal Officer and Director

Dated: March 31, 2026	By:	/s/ Matthew Hayden
Matthew Hayden, Director

Dated: March 31, 2026	By:	/s/ Jeb Terry
Jeb Terry, Director

Dated: March 31, 2026	By:	/s/ Sean Magennis
Sean Magennis, Director

Dated: March 31, 2026	By:	/s/ Daniel Torpey
Daniel Torpey, Director

77

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

78