Form 10-Q
period 2026-03-31
MDB Capital Holdings, LLC
filed 2026-05-14
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 14, 2026, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 5,438,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share count):

	March 31, 2026 (Unaudited)	December 31, 2025

Cash and cash equivalents	$12,194	$13,217
Cash segregated in compliance with regulations	340	2,331
Accounts receivable	185	124
Related party receivables	27	13
Clearing deposits	2,000	2,000
Prepaid expenses and other current assets	396	433
Investment securities, at fair value, held by the licensed broker dealer (Notes 1 and 2)	5,141	7,166
Investment securities, at fair value, held by the non-licensed broker dealer (Notes 1 and 2)	119	235
Equity method investment	36,339	37,543
Deferred costs related to deferred revenue	19	14
Property and equipment, net	181	117
Operating lease right-of-use assets, net	522	547
Total assets	$57,463	$63,740

LIABILITIES AND EQUITY
Accounts payable	$348	$267
Accrued expenses	58	95
Related party payables	-	1
Payables to customers	252	2,189
Operating lease liabilities	581	609
Total liabilities	1,239	3,161
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A Common Shares, 95,000,000 authorized shares at no par value; 5,300,132 and 5,138,632 shares issued and outstanding, respectively	-	-
Class B Common Shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-
Paid-in-capital	82,874	80,493
Accumulated deficit	(26,538)	(19,803)
Total MDB Capital Holdings, LLC Members’ equity	56,336	60,690
Non-controlling interest	(112)	(111)
Total equity	56,224	60,579
Total liabilities and equity	$57,463	$63,740

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data and share count)

	Three Months Ended March 31,
	2026	2025
Operating income (loss):
Unrealized (loss) on investment securities, net from the licensed broker dealer (Notes 1 and 2)	$(3,047)	$(1,463)
Fee income (from our licensed broker dealer)	2,862	2,140
Other operating income	229	151
Total operating income, net	44	828

Operating costs:
General and administrative costs:
Compensation	3,333	4,336
Operating expense, related party	447	455
Professional fees	684	789
Information technology	282	250
Clearing and other charges	428	289
General and administrative-other	351	619
Total general and administrative costs	5,525	6,738
Research and development costs	-	-
Total operating costs	5,525	6,738
Net operating loss	(5,481)	(5,910)
Other income:
Interest income	65	181
Loss related to dilution events	(96)	-
Unrealized (loss) on investment securities, net from non-licensed broker dealer (Notes 1 and 2)	(116)	-
Net loss before income taxes	(5,628)	(5,729)
Income taxes	-	-
Net loss before equity method investee	(5,628)	(5,729)
Equity in loss of equity method investee	(1,108)	(873)
Net loss	(6,736)	(6,602)
Net loss attributable to non-controlling interests	(1)	(15)
Net loss attributable to MDB Capital Holdings, LLC	$(6,735)	$(6,587)
Loss per share attributable to MDB Capital Holdings, LLC:
Loss per Class A common share – basic and diluted	$(0.66)	$(0.66)
Weighted average of Class A common shares outstanding – basic and diluted	5,241	4,951
Loss per Class B common share – basic and diluted	$(0.65)	$(0.66)
Weighted average of Class B common shares outstanding – basic and diluted	5,000	5,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2026 and 2025

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2025	5,139	$-	5,000	$-	$80,493	$(19,803)	$(111)	$60,579
Issuance of Class A Common Shares	161	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,381	-	-	2,381
Net loss	-	-	-	-	-	(6,735)	(1)	(6,736)
Balance, March 31, 2026	5,300	$-	5,000	$-	$82,874	(26,538)	(112)	56,224

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2024	4,951	$-	5,000	$-	$68,721	$1,442	$(90)	$70,073

Stock-based compensation	-	-	-	-	3,515	-	-	3,515
Net loss	-	-	-	-	-	(6,587)	(15)	(6,602)
Balance, March 31, 2025	4,951	$-	5,000	$-	$72,236	$(5,145)	$(105)	$66,986

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,736)	$(6,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment securities, held by the licensed broker dealer	3,044	1,463
Unrealized loss on investment securities, not held by the licensed broker dealer	116	-
Stock-based compensation	2,381	3,515
Depreciation of property and equipment	5	6
Deferred costs related to revenue	(5)	(21)
Warrants received as part of investment banking deal	(1,020)	(990)
Portion of loss from equity investment	1,108	873
Loss related to dilution events	96	-
Change in ROU Asset	25	23
Change in lease liability	(28)	(25)
Changes in operating assets and liabilities:
(Increase) decrease in -
Related party receivables	(14)	(23)
Accounts receivable	(61)	-
Prepaid expenses and other current assets	37	40
Clearing deposits	-	723
Increase (decrease) in -
Accounts payable	81	51
Payables to customers	(1,937)	(400)
Related party payables	(1)	11
Accrued expenses	(36)	98
Net cash used in operating activities	(2,945)	(1,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(69)	-
Net cash used in investing activities	(69)	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Net cash used in financing activities	-	-

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,014)	(1,258)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	15,548	21,281

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$12,534	$20,023

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$1,020	$990

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$12,194	$13,217
Cash segregated in compliance with regulations	340	2,331
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$12,534	$15,548

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2026 and 2025

1. Organization and Description of Business

MDB Capital Holdings, LLC (“the Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), one majority owned subsidiary, MDB Minnesota One (“M1”), and one minority owned company eXoZymes Inc., formerly known as Invizyne Technologies, Inc., (“eXoZymes”), that was majority owned and was consolidated until November 14, 2024, when eXoZymes issued securities in its IPO and no longer was majority owned by MDB.

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

Public Ventures also operates as a self-clearing broker dealer. The Company began carrying accounts for customers in January 2024. The Company does not carry proprietary accounts of broker dealers (“PAB accounts”) (as defined in Rule 15c3-3) for the period ended December 31, 2025.

PatentVest is a wholly-owned subsidiary that performs intellectual property validation services for Public Ventures’, due diligence functions on the intellectual property of partner and prospective partner companies, and creates an intellectual property roadmap for such partner companies. PatentVest also provides intellectual property validation services for other clients.

M1 is a majority owned subsidiary and was formed with the purpose of developing pharmaceuticals based on patents and licensed technology from an affiliate of the Mayo Clinic organization, the Mayo Foundation for Medical Education and Research.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at March 31, 2026 and 2025 relate to the interests of third parties in the partially owned subsidiaries.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which it recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the financial statements or tax returns. The Company measures current and deferred tax assets and liabilities based on provisions of enacted tax law. It evaluates the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.

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

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250 thousand and $500 thousand, respectively.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three months ended March 31, 2026 and 2025.

Segregated Cash and Deposits

The Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At March 31, 2026, the Company had $0.3 million of segregated cash consisting of funds held in reserve for customers. At December 31, 2025, the Company had $2.3 million of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At March 31, 2026 and December 31, 2025, these deposits totaled $2.0 million and $2.0 million.

Prepaid Expenses and Other Current Assets

The Company has prepaid and other current assets totaling $396 thousand at March 31, 2026, consisting of acquired intangible assets totaling $44 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance of $139 thousand, various prepaid expenses of $124 thousand, and other assets of $20 thousand. Prepaid and other assets totaling $433 thousand at December 31, 2025, consisting of acquired intangible assets totaling $44 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance of $169 thousand, various prepaid expenses of $130 thousand, and other assets of $21 thousand.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s consolidated balance sheet as of March 31, 2026 and December 31, 2025.

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

Investment securities, at amortized cost – From time to time the Company will hold funds in investment securities, at amortized cost. This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Initially, the cost of these securities was recorded, and later on, they were assessed at amortized cost, which was modified for unamortized purchase premiums and discounts, and also for credit losses provision. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the other operating income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company holds investments in U.S. Treasury Bills or money market funds backed by U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because it expects to hold these securities until maturity, it does not expect to realize any losses. There were no investment securities, at amortized cost as of March 31, 2026 and December 31, 2025.

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

Investment securities, at cost less impairment - This is comprised of equity securities without a readily determinable fair value held by the broker dealer subsidiary, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and determined that the current impairment of such securities held at March 31, 2026 is accurate.

There were no securities at amortized cost on March 31, 2026 and December 31, 2025.

Investment securities are as follows (in thousands):

Broker/Dealer Securities

	March 31, 2026	December 31, 2025
Investment securities, at fair value:
Common stock of publicly traded companies	$1,315	$2,571
Warrants of publicly traded companies	3,163	3,937
Warrants of non-publicly traded companies	663	658
Investment securities, at fair value	$5,141	$7,166

Non-Broker/Dealer Securities

	March 31, 2026	December 31, 2025
Investment securities, at fair value:
Common stock of publicly traded companies	$119	$235
Investment securities, at fair value	$119	$235

For investment securities at fair value, net unrealized loss of $3.0 and $1.46 million, were recognized in the statements of operations for three-months ended March 31, 2026 and 2025, respectively.

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the balance sheet dates, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of March 31, 2026 and December 31, 2025, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented as of the balance sheet date. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, except for the Level 3 investment that is recorded at cost (in thousands):

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities, at fair value, held by the licensed broker dealer	Equity securities–- common stock	$1,315	$-	$-	$1,315

Investment Securities, at fair value, held by the non-licensed broker dealer	Equity securities–- common stock	119	-	-	119

Investment Securities (held by our licensed broker dealer)	Warrants	-	1,653	2,173	3,826

Total assets measured at fair value (held by our licensed broker dealer)		$1,434	$1,653	$2,173	$5,260

During the three months ended March 31, 2026, the Company had transfers between Level 3 to Level 2 of the fair value hierarchy of a fair value of $3.8 million.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2025	$4,463

Receipt from investment banking fees	1,020
Transfer of securities from Level 3 to Level 2	(3,805)
Unrealized gains	495
Sales or distribution	-
Purchases	-
March 31, 2026	$2,173

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of March 31, 2026 (in thousands):

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted- Average

Warrants	$2,173	Black Scholes	Volatility	78.44-110.25%	88.37%

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, except for the Level 3 investment that is recorded at cost (in thousands):

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities, at fair value, held by the licensed broker dealer	Equity securities–- common stock	$2,571	$-	$-	$2,571

Investment Securities, at fair value, held by the non-licensed broker dealer	Equity securities–- common stock	$235	$-	$-	$235

Investment Securities (held by our licensed broker dealer)	Warrants	-	132	4,463	4,595

Total assets measured at fair value (held by our licensed broker dealer)		$2,806	$132	$4,463	$7,401

During the three months ended December 31, 2025, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2024	$2,662

Receipt from investment banking fees	1,690
Unrealized gains	111
December 31, 2025	$4,463

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of December 31, 2025 (in thousands):

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted- Average

Warrants	$4,463	Black Scholes	Volatility	95.92-120.3%	115.45%

Secured Debt–- Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2025, for a commitment of up to $2.0 million and which matures on July 26, 2026. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 7.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5 thousand. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of March 31, 2026 and 2025, there was $2.2 million and $2.1 million deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of March 31, 2026 and December 31, 2025, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all material covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	March 31, 2026	December 31, 2025

Laboratory equipment	$-	$-
Furniture and fixtures	-	-
Developed software	186	139
Leasehold improvements	-	-
Total property and equipment	186	139
Less: Accumulated depreciation	(5)	(22)
Property and equipment, net	$181	$117

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures. PatentVest and eXoZymes, have had limited activity during during the three months ended March 31, 2026 and 2025.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three months ended March 31, 2026 and 2025, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of March 31, 2026 and 2025, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

The Company enters into underwriting agreements, to act as an underwriter for security offerings, which are for the purpose of the distribution and sale of securities to investors. These agreements allow non-defaulting underwriters and the issuer to seek substitute purchasers within 36 hours if an underwriter defaults on its commitment. If replacements are not found and the default exceeds 10% of the offering, the agreement may be terminated without liability. Under ASC 606, revenue is recognized only upon transfer of cash from the investors to the issuer, which is the final receipt of payment in exchange for the securities being purchased on the date of closing, with no recognition for defaulted or terminated portions until resolution.

Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity, and Rule 144A private offerings and are recorded on the closing date of the transaction. Client reimbursements for costs associated with private placement fees are recorded gross within investment banking and various expense captions, excluding compensation. The Company typically receives payments on private placements transactions at the completion of the contract. The Company views the majority of placement fees as a single performance obligation that is satisfied when the transaction is complete, and the revenue is recognized at that point in time.

Taxes and regulatory fees assessed by a government authority or agency that are both imposed on and concurrent with a specified revenue-producing transaction, which are collected by Public Ventures from a customer, are excluded from revenue and recorded against general and administrative expenses.

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of March 31, 2026 and 2025, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

During the three months ended March 31, 2026 and 2025, the Company’s technology development segment revenue had no revenue.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of new technology. For the three months ended March 31, 2026 and 2025, research and development costs prior to offset of the grants amounted to $0 and $0, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $16 thousand and $16 thousand for the three-months ended March 31, 2026 and 2025, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs.

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

For the three months ended March 31, 2026 and 2025, the Company’s technology development segment consisted of a single subsidiary, M1, a research and development stage company focused on developing a small molecule senescence platform started in July 2024.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported in the Other column in the table below

The following sets forth the long-lived assets and total assets by segment at March 31, 2026:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$181	$-	$522	$-	$703
Total assets	$20,033	$-	$37,430	$-	$57,463

The following sets forth statements of operations by segment for the three months ended March 31, 2026:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized (loss) on investment securities, net from the licensed broker dealer (1)	$(3,047)	$-	$-	$-	$(3,047)
Fee income (from our licensed broker dealer) (2)	2,862	-	-	-	2,862
Other operating income (3)	229	-	-	-	229
Total operating income, net	44	-	-	-	44

Operating costs:
General and administrative costs:
Compensation	639	-	2,694	-	3,333
Operating expense, related party	354	-	93	-	447
Professional fees	278	3	403	-	684
Information technology	249	-	33	-	282
Clearing and other charges	428	-	-	-	428
General and administrative-other	191	-	160	-	351
General and administrative costs	2,139	3	3,383	-	5,525
Research and development costs	-	-	-	-	-
Total operating costs	2,139	3	3,383	-	5,525
Net loss	(2,095)	(3)	(3,383)	-	(5,481)
Other income and expense:
Miscellaneous income				-
Interest expense	(247)	-	-	247	-
Interest income	64	-	248	(247)	65
Loss related to dilution events	-	-	(96)	-	(96)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(116)	-	-	-	(116)
Loss before income taxes	(2,394)	(3)	(3,231)	-	(5,628)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(2,394)	(3)	(3,231)	-	(5,628)
Equity in loss of equity method investee	-	-	(1,108)	-	(1,108)
Net loss	(2,394)	(3)	(4,339)	-	(6,736)
Net loss attributable to non-controlling interests	-	(1)	-	-	(1)
Net loss attributable to MDB Capital Holdings, LLC	$(2,394)	$(2)	$(4,339)	$-	$(6,735)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2025:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$117	$-	$547	$-	$664
Total assets	$25,128	$3	$38,609	$-	$63,740

The following sets forth statements of operations by segment for the three-months March 31, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized (loss) on investment securities, net from the licensed broker dealer (1)	$(1,463)	$-	$-	$-	$(1,463)
Fee income (from our licensed broker dealer) (2)	2,140				2,140
Other operating income (3)	151	-	-	-	151
Total operating income, net	828	-	-	-	828

Operating costs:
General and administrative costs:
Compensation	778	-	3,558	-	4,336
Operating expense, related party	360	-	95	-	455
Professional fees	272	45	472	-	789
Information technology	230	-	20	-	250
Clearing and other charges	289	-	-	-	289
General and administrative-other	206	-	413	-	619
General and administrative costs	2,135	45	4,558	-	6,738
Research and development costs	-	-	-	-	-
Total operating costs	2,135	45	4,558	-	6,738
Net operating loss	(1,307)	(45)	(4,558)	-	(5,910)
Other income and expense:
Interest expense	(247)	-	-	247	-
Interest income	115	-	313	(247)	181
Loss before income taxes	(1,439)	(45)	(4,245)	-	(5,729)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(1,439)	(45)	(4,245)	-	(5,729)
Equity in loss of equity method investee	-	-	(873)	-	(873)
Net loss	(1,439)	(45)	(5,118)	-	(6,602)
Net loss attributable to non-controlling interests	-	(15)	-	-	(15)
Net loss attributable to MDB Capital Holdings, LLC	$(1,439)	$(30)	$(5,118)	$-	$(6,587)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

4. Equity and Non-Controlling Interests

Equity

Preferred shares – 10 million shares authorized, no shares issued and outstanding. The board of directors may designate preferred shares to be issued, and may rank preferred shares as junior to, on parity with or senior to other preferred shares (in each case, with respect to distributions or other payments in respect of shares). Since the board of directors may set all the terms of any class of preferred shares, these are considered “blank check” preferred shares. Currently the board has not defined dividend and liquidation preference, participation rights, call prices and dates, sinking-fund requirements, or terms that may change the conversation or exercise price.

Class A Common Shares – 95 million shares authorized, 5.3 million shares issued and outstanding as of March 31, 2026 and 5.1 million shares issued and outstanding as of December 31, 2025. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5 million shares authorized, 5 million issued and outstanding as of March 31, 2026 and December 31, 2025. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

Placement Agent and Selling Agent Warrants – 43 thousand warrants of Class A common shares were issued as part of the private placement and the initial public offering. The Placement Agent and Selling Agent Warrants are subject to standard anti-dilution provisions and may include cashless exercise provisions under certain circumstances. The issuance of the Placement and Selling Agent Warrants is a customary part of compensation for the placement or selling agent’s services in connection with prior offerings.

Non-Controlling Interests (NCI)

For the three months ended March 31, 2026, the Company held a weighted average of 67.87% ownership interest in M1, with the remaining 32.13% representing NCI. For the three months ended March 31, 2025, the Company held a weighted average of 67.78% ownership interest in M1, with the remaining 32.22% representing NCI.

During each period, controlling and NCI changes as a result of capital infusions from the Company. For the three months ended March 31, 2026, there were $9 thousand of capital infusions. For the three months ended March 31, 2025, there were $56 thousand of capital infusions. The NCI ownership will be equal to the NCI percentage as of the reporting period.

	For the Three Months Ended March 31,
	2026	2025

Non-controlling companies net loss	$(3)	$(45)
Weighted average non-controlling percentage	32.13%	32.22%
Net loss non-controlling interest	$(1)	$(15)
Prior period balance	(111)	(90)
Stock-based compensation	-	-
Ending period balance	$(112)	$(105)

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

5. Equity Method Investment

On November 14, 2024, eXoZymes underwent an initial public offering in which MDB’s ownership interest in eXoZymes decreased from 60% to 47%. MDB and eXoZymes deconsolidated the financial statements when the investment in eXoZymes fell below 50% majority ownership.

The fair value of the equity method investment was determined based on the number of eXoZymes shares held by MDB and the market price of eXoZymes stock on the deconsolidation date. This valuation also included the estimated fair value of warrants held in eXoZymes, along with an assessment of the investment for any potential impairment.

The Company’s portion of the net loss for the three-months ended March 31, 2026 was $1.1 million. As of March 31, 2026, MDB owned 3,931,133 of eXoZymes shares, representing a 46.36% ownership of eXoZymes.

The following summarizes the Company’ consolidated balance sheet equity method investment as follows (in thousands):

Carrying Amount
December 31, 2025, beginning balance	$37,543
Portion of loss from eXoZymes	(1,108)
Loss related to dilution events	(96)
March 31, 2026, carrying amount	$36,339

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

Between April 19, 2022 and September 21, 2022, the Company granted 3.7 million restricted stock units (“RSUs”). These units vested 20% of one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then vesting would be at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested would fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU began to vest upon the completion of the initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company expensed the RSUs based on the average expense over the vesting period. For the year ended December 31, 2025, 128 thousand RSUs were canceled, with five thousand being canceled prior to March 31, 2025, due to holder leaving the Company and 1.6 million RSUs were exchanged and converted to stock options. As a result of the modification, the fair value of the awards immediately after the modification was determined to be $6.0 million compared to the fair value of the original restricted stock unit awards of $6.8 million immediately prior to the modification. The modification resulted to a decrease in the aggregate fair value of the awards and in accordance with ASC 718-Compensation—Stock Compensation, no incremental compensation costs need to be recognized over the remaining requisite service period. The total unrecognized compensation expense time vesting RSUs as of March 31, 2026, was $4.5 million. The weighted average of the remaining restricted stock units at March 31, 2026, was 1.4 years and at March 31, 2025, was 2.2 years. During the three months ended March 31, 2026, 68 thousand RSUs were canceled due to the two holders leaving the Company.

On April 19, 2022, the Company granted 2 million restricted stock units (“RSUs”). These units will vest 20% of one-half of the total number of RSUs, by each individual person, starting on the thirteenth (13) month anniversary of the listing of the Class A Shares on a United States national exchange, October 20, 2024, when a Class A Share has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $20.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant, with an average monthly trading volume of 2 million Class A Shares or more during the 90 consecutive calendar day period, or a Class A Shares has traded in the market on which the Class A Shares are listed for any 90 consecutive calendar days at an average price of $25.00 or more during the period commencing the date of grant and prior to the five year anniversary of the date of grant; provided further, that if there is a distribution of cash, stock or other property by the Company on the Class A Shares, then the foregoing average amounts of $20.00 or $25.00 will be reduced, from time to time, by the value of any one or more per share distributions after the date of grant until vested. As these RSUs did not begin to vest until the completion of an initial public offering, which was completed on September 20, 2023, by the Company, which was outside of the control of the Company, compensation expense related to these RSUs has been recorded. On April 28, 2025, all of the market based RSUs were modified and exchanged for stock options in their place. The unvested portion of the market based RSUs was $8.7 million and the incremental value of $5.5 million in the exchange for a total amortized amount of $14.2 million that will be amortized over the ten-year life of the award. There is not an estimated unrecognized compensation expense, as all the RSUs were modified and exchanged for stock options.

A summary of restricted stock unit activity during the three-months ended March 31, 2026 and 2025 is presented below (in thousands, except for share price and contractual life):

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at March 31, 2025	2,990	$9.90	2,000	$7.91
Granted	-	-	-	-
Vested	(188)	9.69	-	-
Exchanged/Modified	(1,600)	10.00	(2,000)	7.91
Expired/Cancelled	(123)	$9.97	-	-
Restricted stock units outstanding at December 31, 2025	1,079	$9.76	-	$-
Granted	(161)	9.82	-	-
Vested	-	-	-	-
Expired/Cancelled	(68)	10.00	-	-
Restricted stock units outstanding at March 31, 2026	850	$9.76	-	$-

Restricted stock units at March 31, 2025	655	$10.00	-	$-
Restricted stock units at March 31, 2026	1,004	$9.92	-	$-

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

On February 1, 2026, stock options to purchase 0.1 million shares of Common Shares were granted at an exercise price of $3.19 per share, which was equal to the closing price of the Common Shares immediately prior to the date of grant, and are exercisable for a period of 10 years. After one year, 20% stock options vest, with 5 thousand stock options vesting ratably each quarter over a period of 4 years, subject to continued service. The inputs used to determine the fair value of this stock option grant were as follows: (1) Common Stock price of $3.19 per share; (2) exercise price of $3.19 per share; (3) expected life of 10 years; (4) risk-free interest rate of 3.79%; (5) expected annual volatility of 74.24%; and (6) an annual dividend rate of 0%.

The total unrecognized compensation expense for the time vesting stock options as of March 31, 2026, was $5.8 million.

A summary of time-based stock option activity during the year ended March 31, 2026, and the year ended March 31, 2025, is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Time-based stock options outstanding at March 31, 2025	-	$-	-
Exchanged/Modified	1,600	3.75	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at December 31, 2025	1,600	$3.75	9.32
Granted	100	2.56	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at March 31, 2026	1,700	$3.68	9.12

Stock options exercisable at March 31, 2025	-	$-	-
Stock options exercisable at March 31, 2026	1,167	$3.75	9.08

In addition, on April 28, 2025, in exchange for 2 million unvested market-based RSUs, stock options to purchase 2 million shares of Common Shares were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Shares immediately prior to the date of grant, and are exercisable for a period of 10 years. The stock options vest if either (a) the Common Shares has traded in the market on which the shares are listed for at least 30 trading days at an average price per share of $20.00 or more, whether consecutive or non-consecutive, or (b) there are distributions of cash, stock or other property by the Company to the holders of the Common Shares, at a value per share of $20.00 or more in the aggregate, subject to continued service. Once vested, the stock options will be exercisable for the remainder of the 10-year grant date period. The total unrecognized compensation expense based on the market-based stock options as of March 31, 2026, was $12.9 million.

A summary of market-based stock option activity during the three-months ended March 31, 2026 and 2025, is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Market-based stock options outstanding at March 31, 2025	-	$-	-
Exchanged/Modified	2,000	3.02	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at December 31, 2025	2,000	$3.02	9.32
Exchanged/Modified	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at March 31, 2026	2,000	$3.02	9.08
Stock options exercisable at March 31, 2025	-	$-	-
Stock options exercisable at March 31, 2026	-	$-	-

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

Basic and fully diluted earnings per share is calculated at follows for the three months ended March 31, 2026 and 2025 (in thousands, except for share price):

	For the Three Months Ended
Basic	March 31, 2026		March 31, 2025
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net loss attributable to MDB Capital Holdings, LLC	$(3,466)	$(3,269)	$(3,277)	$(3,310)

Weighted average shares outstanding – basic	5,241	5,000	4,951	5,000

Net loss per share – basic	$(0.66)	$(0.65)	$(0.66)	$(0.66)

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

8. Related Party Transactions

The principal members of the Company have a controlling interest in Point 1286, a company organized and based in the United States and is the sole owner of MDB Capital, S.A., a company organized and based in Nicaragua , that provides outsourced services to the Company and other non-related entities. During the three months ended March 31, 2026 and 2025, the Company paid $447 thousand and $455 thousand, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the three months ended March 31, 2026 and 2025, PatentVest, a 100% entity owned the Company, engaged in transactions with ENDRA Life Sciences Inc – NDRA on Nasdaq, a company for which one of our executive officers, Anthony DiGiandomenico, our Head of New Venture Discovery, serves as a board member. For the three months ended March 31, 2026 and 2025, there were no financial transactions recognized between the MDB Capital entities and ENDRA.

During the three months ended March 31, 2026 and 2025, PatentVest, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $21 thousand and $45 thousand, respectively.

During the three months ended March 31, 2026, the Company recorded related party receivables totaling $27 thousand, for services performed by PatentVest on behalf of eXoZymes and other expenses owed to CG Management that was paid on behalf of eXoZymes. Additionally, the Company recorded accrued expenses of $0 thousand payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. During the three months ended March 31, 2025, the Company recorded related party receivables totaling $87 thousand, this amount is for services performed by PatentVest on behalf of eXoZymes. Additionally, the Company recorded accrued expenses of $22 thousand payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2026 and 2025, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

Public Ventures, LLC, d/b/a MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At March 31, 2026 and 2025, Public Ventures had net capital of $10.01 million and $10.18 million, respectively, which was $9.76 million and $9.93 million in excess of the minimum $0.25 million, as required by the SEC Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7.3 million. This amount, together with existing subordinated loans totaling $5.9 million and $2.0 million of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness

At March 31, 2026, the broker-dealer subsidiary’s ratio of aggregate indebtedness of $5.2 million to net capital was 0.52 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $0 at March 31, 2026

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5 million of net capital in excess of the $0.25 million minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at March 31, 2026 and 2025 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the three-months ended March 31, 2026 and 2025, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of March 31, 2026 and 2025.

10. Employee Benefit Plans

MDB Management sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plan allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. MDB Management makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the three months ended March 31, 2026 and 2025. Benefits under the MDB Management plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the three months ended March 31, 2026 and 2025, a total of $103 thousand and $131 thousand, respectively, was contributed to the plan.

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

As part of the initial consideration for the License Agreement, M1 issued 1.98 million shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150 thousand as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At December 31, 2025, there were no accrued royalties recorded.

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

As of March 31, 2026, the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

12. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the balance sheets for all leases with terms longer than twelve months. The Company has one operating lease, with no variable lease costs, and no finance leases as of March 31, 2026 and December 31, 2025.

On July 1, 2022, the Company executed a lease for new office space in the Dallas, Texas metropolitan area. The space was occupied on December 20, 2022. The lease has a term of 91 months and began when we took control of the space on December 20, 2022 and ends on July 20, 2030, without an option to extend. The initial base rent was $12.6 thousand per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13.9 thousand per month.

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

	March 31, 2026 (in thousands)	December 31, 2025 (in thousands)

Operating leases:
Right-of-use assets	$522	$547
Operating lease liabilities	$581	$609

Weighted average remaining lease term in years	4.25	4.50
Weighted average discount rate	7.80%	7.80%

Cash paid for amounts included in the measurement of lease liabilities	$39	$155
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Operating lease cost	$12	$52
Short-term lease costs	25	95
Total operating lease costs	$37	$147

Future payments due under operating leases as of March 31, 2026, are as follows (in thousands):

Year	Amount
Remainder of 2026	$119
2027	160
2028	163
2029	166
2030	93
Total	$701
Less effects of discounting	(120)
Total operating lease liabilities	$581

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

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the three months ended March 31, 2026, and March 31, 2025, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% for the three months ended March 31, 2026, and March 31 2025.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2025, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of March 31, 2026, and March 31, 2025. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

14. Subsequent Events

On April 20, 2026, the Company granted 138 thousand restricted stock units (RSUs) to employees pursuant to its equity incentive plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MDB Capital Holdings, LLC (the “Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), has one majority-owned partner company MDB Minnesota One, Inc. (“MDB Minnesota One”), and one minority owned company eXoZymes Inc., formerly known as Invizyne Technologies, Inc., (“eXoZymes”), that was majority owned and is consolidated up to until November 14, 2025, when eXoZymes issued securities in its IPO and no longer majority owned by MDB.

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

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(3,047)	$(1,463)	$(1,584)
Fee income (from our licensed broker dealer)	2,862	2,140	722
Other operating income	229	151	78
Total operating income (loss), net	44	828	(784)

Operating costs:
General and administrative costs:
Compensation	3,333	4,336	(1,003)
Operating expense, related party	447	455	(8)
Professional fees	684	789	(105)
Information technology	282	250	32
Clearing and other charges	428	289	139
General and administrative-other	351	619	(268)
Total general and administrative costs	5,525	6,738	(1,213)
Research and development costs, net of grants amounting to $0 and $708,700	-	-	-
Total operating costs	5,525	6,738	(1,213)
Net operating loss	(5,481)	(5,910)	429
Other income:
Interest expense	-	-	-
Interest income	65	181	(116)
Loss related to dilution events	(96)	-	(96)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(116)	-	(116)
Loss before income taxes	(5,628)	(5,729)	101
Income taxes	-	-	-
Net loss before equity method investee	(5,628)	(5,729)	101
Equity in loss of equity method investee	(1,108)	(873)	(235)
Net loss	(6,736)	(6,602)	(134)
Net loss attributable to non-controlling interests	(1)	(15)	14
Net loss attributable to MDB Capital Holdings, LLC	$(6,735)	$(6,587)	$(148)

Operating Income. For the three months ended March 31, 2026, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services. The increase compared to the three months ended March 31, 2025, is attributable to investment banking activity, as the Company executed a larger transaction in the three months ended March 31, 2026. For the three months ended March 31, 2025, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services. The decrease in unrealized loss on investment securities, net (from our licensed broker dealer) was due to a decrease in the market value and fair value of securities held for investment.

General and Administrative Costs. During the three months ended March 31, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense was the result of personnel departures during 2025, including the related stock compensation expense.
●	Related Party Operating Expenses: This expense remained constant for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
●	Professional Fees: There was a decrease in professional fees compared to the previous periods, primarily due to less consulting, legal, and taxes due in the overall management companies.
●	Information Technology Costs: Information technology costs for the three months ended March 31, 2026, saw an increase from the three months ended March 31, 2025, driven by higher costs with the initiation of self-clearing operations and increased cloud computing costs.
●	Clearing and Other Charges: The increase is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the three months ended March 31, 2025, had smaller fee generating transactions.
●	Other General and Administrative Costs: The decrease was primarily due to lower stock-based compensation expense. Two directors’ RSU grants that were being expensed in the first quarter of 2025 were forfeited during the second quarter of 2025 and the first quarter of 2026. In addition, the new director appointed in the current period received stock options with a significantly lower grant-date fair value than the prior RSU awards.

Other Income. For the three months ended March 31, 2026, the decrease in other income compared to the three months ended March 31, 2025, was primarily due to mark-to-market losses on securities held outside of the broker-dealer and losses related to dilution from additional equity issuances by eXoZymes. The subordinated loans for the broker-dealer are eliminated for consolidation purposes.

Income Taxes. For the three months ended March 31, 2026 and 2025, there was no income tax expense.

Equity Method Investment. For the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the decrease in other income was due to the Company’s recognition of its proportionate share of eXoZymes’ net loss under the equity method of accounting.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three Months Ended March 31, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(3,047)	$(1,463)	$(1,584)
Fee income (from our licensed broker dealer) (2)	2,862	2,140	722
Other operating income	229	151	78
Total operating income (loss), net	44	828	(784)

Operating costs:
General and administrative costs:
Compensation	639	778	(139)
Operating expense, related party	354	360	(6)
Professional fees	278	272	6
Information technology	249	230	19
Clearing and other charges	428	289	139
General and administrative-other	191	206	(15)
Total General and administrative costs	2,139	2,135	4
Research and development costs	-	-	-
Total operating costs	2,139	2,135	4
Net operating loss	(2,095)	(1,307)	(788)
Other income:
Interest expense	(247)	(247)	-
Interest income	64	115	(51)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	-	-	-
Loss before income taxes	(2,278)	(1,439)	(839)
Income taxes	-	-	-
Net loss	$(2,278)	$(1,439)	$(839)

Operating Income. For the three months ended March 31, 2026, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services. The increase compared to the three months ended March 31, 2025, is attributable to investment banking activity, as the Company executed a larger transaction in the three months ended March 31, 2026. For the three months ended March 31, 2025, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services. The decrease in unrealized loss on investment securities, net (from our licensed broker dealer) was due to mark to market activity in the held securities.

General and Administrative Costs. During the three months ended March 31, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense was the result of personnel departures during first three-months ended March 31, 2026.
●	Related Party Operating Expenses: This expense remained constant for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
●	Professional Fees: This expense remained constant for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
●	Information Technology Costs: This expense remained constant for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
●	Clearing and Other Charges: The increase is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the three months ended March 31, 2025, had smaller fee generating transactions.
●	Other General and Administrative Costs: This expense remained constant for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Other Income. The decrease in other income for the three-month period ending March 31, 2026, can be attributed to interest income, stemming from a decrease in the cash balance from the three-month period ending March 31, 2025.

Technology Segment (MDB Minnesota One). Results of Operations for the Three Months Ended March 31, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Total operating income	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	-	-	-
Professional fees	3	45	(42)
Information technology	-	-	-
General and administrative-other	-	-	-
Total general and administrative costs	3	45	(42)
Research and development costs, net of grants amounting to $708,700 and $793,540	-	-	-
Total operating costs	3	45	(42)
Net operating loss	(3)	(45)	42
Other income:
Interest income	-	-	-
Loss before income taxes	(3)	(45)	42
Income taxes	-	-	-
Net loss	(3)	(45)	42
Net loss attributable to non-controlling interests	(1)	(15)	14
Net loss attributable to controlling interests	$(2)	$(30)	$28

Operating Income. There was no activity during the three months ended March 31, 2026 and 2025.

General and Administrative Costs. During the three months ended March 31, 2026 and 2025, there was little activity in this segment and the decrease in professional fees was attributable to less activity and legal fees with M1.

Condensed Consolidated Balance Sheets March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026 (unaudited)	December 31, 2025	$ Change
ASSETS
Cash and cash equivalents	$12,194	$13,217	$(1,023)
Cash segregated in compliance with regulations	340	2,331	(1,991)
Accounts receivables	185	124	61
Receivables to related party	27	13	14
Clearing deposits	2,000	2,000	-
Prepaid expenses and other current assets	396	433	(37)
Investment securities, at fair value, held by the licensed broker dealer	5,141	7,166	(2,025)
Investment securities, at fair value, held by the non-licensed broker dealer	119	235	(116)
Equity method investment	36,339	37,543	(1,204)
Deferred costs related to deferred revenue	19	14	5
Property and equipment, net	181	117	64
Operating lease right-of-use assets, net	522	547	(25)
Total assets	$57,463	$63,740	$(6,277)

LIABILITIES AND EQUITY
Accounts payable	$348	$267	$81
Accrued expenses	58	95	(37)
Payables to related party	-	1	(1)
Payables to customers	252	2,189	(1,937)
Operating lease liabilities	581	609	(28)
Total liabilities	1,239	3,161	(1,922)
Equity:
Paid-in-capital	82,874	80,493	2,381
Accumulated deficit	(26,538)	(19,803)	(6,735)
Total MDB Capital Holdings, LLC Members’ equity	56,336	60,690	(4,354)
Non-controlling interest	(112)	(111)	(1)
Total equity	56,224	60,579	(4,355)
Total liabilities and equity	$57,463	$63,740	$(6,277)

Financial Condition: Overall, the reduction in assets was primarily attributed to their utilization for operational activities during the period. The decrease in cash segregated in compliance with regulations stemmed from customer deposits held at December 31, 2025, for an investment banking deal that was closing in early January. The decrease in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period offset by the receipt of warrants for investment banking activities. The decrease in prepaid expenses stemmed from the amortization of prepaid insurance over the period. The increase in accounts receivable is due to an increase in activity from legal and strategy fees earned. The increase in related party receivable is due to increased activity by PatentVest for eXoZymes. The decrease in equity method investment is directly tied to the Company’s portion of the net loss. Finally, the reduction in property and equipment and right-of-use assets was due to its regular utilization.

The increase in accounts payable and accrued expenses stemmed from normal course of business activity. The decrease in payables to customers stemmed from customer deposits. Finally, the reduction in lease liability was due to its routine utilization.

Stockholders’ equity decreased from December 31, 2025, to March 31, 2026, primarily due to the net loss for the three months ended March 31, 2026, partially offset by the recognition of stock-based compensation expense during the period.

The increase in non-controlling interest resulted from the net loss experienced by M1.

Liquidity and Capital Resources – March 31, 2026 and 2025

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(2,945)	$(1,258)
Net cash used in investing activities	(69)	-
Net cash used in financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$(3,014)	$(1,258)

At March 31, 2026, the Company had $14.2 million of working capital. This is a decrease of $5.9 million, from the working capital of $20.1 that the Company had at March 31, 2025. The decrease in working capital is primarily attributed to the use of cash to fund operations.

Operating Activities. For the three months ended March 31, 2026, in addition to cash used in normal operating activities, there was an approximately $2.0 million decrease in cash resulting from the release of customer deposits that had been held in segregated accounts in compliance with regulatory requirements at December 31, 2025. These deposits related to an investment banking transaction that closed in early January 2026.

For the three months ending on March 31, 2025, operating activities use of cash represented a combination of increased activity in the broker dealer, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

Investing Activities. There was an investment into the deferred IT costs for development of the self-clearing system, for the three months ended March, 31, 2026. There was no activity for the three months ended March, 31, 2025.

Financing Activities. There was no activity for the three months ended March, 31, 2026 and 2025.

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

The fair value of share options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the expected life of the stock option, the exercise price of the share option as compared to the fair market value of the common shares on the grant date, and the estimated volatility of the common shares. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The estimated volatility is based on the implied volatility by using comparable companies of the Company’s common shares, calculated utilizing a lookback period approximately equal to the contractual life of the stock option being granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common shares is determined by reference to the quoted market price of the Company’s common shares on the grant date. The expected dividend yield is based on the Company’s expectation of dividend payouts and is assumed to be zero. The fair value of performance based restricted stock units was determined by using an independent valuation expert.

Summary of Business Activities and Plans

On September 20, 2023, the Company completed an initial public offering (IPO), which consisted of the sale of 1,666,666 shares of Class A common shares at $12.00 per share, for gross proceeds of $19,999,992 that were used for the development of eXoZymes, identifying and developing new partner companies, and general corporate and working capital requirements.

On June 15, 2022, the Company completed the closing of a private placement, consisting of total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, which was used for the development of eXoZymes, identifying and developing new partner companies, and general corporate and working capital requirements.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. The effect of the conflict in the Persian Gulf and world shortages in oil and fertilizer, tariffs imposed by United States and other countries and changing global trade policies should not have a direct effect on the Company but are likely to influence the overall economy. Although it is unclear at this time that an economic recession would likely impact the general business environment and the capital markets, if there is a general global recession that includes the economy of the United States, such an event could affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures, LLC, d/b/a MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At March 31, 2026 and 2025, Public Ventures had net capital of $10.01 million and $10.18 million, respectively, which was $9.76 and $9.93 million in excess of the minimum $0.25 million, as required by the Securities and Exchange Commission Rule 15c3-1.

The Company has subordinated loans with its Parent company totaling $13.2 million and $2.0 million of accrued interest payable, which is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness.

Minimum net capital is based upon the greater of the statutory minimum net capital of $0.25 million or 2% of aggregate customer debits, which was $0 at March 31, 2026.

To comply with to DTCC membership requirements, the Company has committed to maintain at least $5.0 million of net capital in excess of the $0.25 million minimum.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at March 31, 2026 and 2025, have subsequently settled with no resulting material liability to Public Ventures. For the years ended March 31, 2026 and 2025, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of March 31, 2026 and 2025.

MDB Minnesota One

On July 1, 2024, MDB Minnesota One (“M1”) entered into a Patent and Know-How License Agreement (the “License Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain patent rights and associated technology pursuant to which M1 intends to develop a small molecule senescence platform. The License Agreement grants M1 rights to develop and commercialize Mayo’s patented technology and know-how for all fields of use on a worldwide basis. Under the terms of the License Agreement, M1 holds an exclusive license of patent rights and a nonexclusive license for the associated technology to make, have made, use, offer for sale, sell, and import licensed products and derivatives.

As part of initial consideration for the License Agreement, M1 issued 1.98 million shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $0.15 million as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At March 31, 2026, there were no accrued royalties recorded.

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

As of December 31, 2025, the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding the business and to initiating various clinical trial phases over time.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Changes to United States tariff and import/export regulations and the conflict in the Persian Gulf may have an adverse effect on our business, financial condition and results of operations.

The United States has enacted and continues to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. The U.S. and Israel have undertaken military action in the Persian Gulf, a result of which has been a reduction in oil, fertilizer and other resources exports from the region. These actions may have a material adverse effect on global and domestic economic conditions, whether or not there will be a recession, and the stability of global and domestic financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. As a primary part of our business is focused on financial services, that segment of our business and the value of our financial assets may be adversely impacted. These actions and policies may also adversely affect the ability of our subsidiaries to carry on their respective businesses. Although it is not yet possible to assess their impact, any of these factors could depress economic activity and restrict access to suppliers or customers and have a material adverse effect on our overall business, financial condition and results of operations.

Government Action on tariffs and research grants and other funding may impede our ability to conduct our research and to raise capital by and for our partner companies and other clients.

Federal government actions to impose tariffs, to change trade policies, to change immigration policies, to reduce the size of the Federal government, and to limit research grants and other forms of federal government funding, including direct government grants and the funding of universities and research enterprises, are causing disruption in the economy and to some extent may adversely impact our consolidated business activities based on their direct and indirect effect on our partner companies and our other clients. Many of these government actions have been only recently implemented, others are being threatened and many will be ongoing. Therefore the full impact has yet to be realized by the Company and its partner companies and clients. Nonetheless, (i) tariffs are likely to increase the cost of doing business in the general economy and to make it more difficult to obtain items where imported equipment is required by our own activities and the activities of our partner companies and clients, (ii) ending or reducing research funding is likely to make it more difficult to find collaborative research partners to work with us and our partner companies as government funding is an indirect support for research and product development activities, and (iii) the curtailment of direct funding will have an immediate adverse impact on our partner companies and clients and their ability to continue their development work. We also believe that as these policies are implemented, it will make raising capital from private investors far more difficult, as they will want to know if the Company will be able to use the proceeds effectively and will be of sufficient amount.

Impact of Ukrainian, Israeli, and Iran Conflicts

Currently, we believe that the ongoing conflicts involving Ukraine, Israel, and Iran do not have any direct impact on our operations, financial condition, or financial reporting. We believe these conflicts will have only a general impact on our operations in the same manner as they are having on all businesses with operations in North America. This general impact may result from international sanctions and embargo regulations, possible shortages of goods and components that may be supplied from Ukraine, Russia, the Persian Gulf countries or Israel, disruptions to global energy supplies and oil prices due to tensions in the Strait of Hormuz and the broader Middle East region, supply chain challenges, and the international and U.S. domestic inflationary effects of the conflicts and related government spending. We do not believe we will be specifically targeted for cyberattacks in connection with these conflicts. However, as a financial institution, we are aware that we may be a general target for cyber-attacks, including potentially from state-sponsored actors. We have no operations in the countries directly involved in these conflicts and are not specifically impacted by any of the related sanctions or embargoes, as we principally operate in the United States. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to these conflicts.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: May 14, 2026	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Jeremy W. James
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

