Form 10-Q
period 2026-06-30
MDB Capital Holdings, LLC
filed 2026-08-13
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 13, 2026, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 5,438,632.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share count):

	June 30, 2026 (Unaudited)	December 31, 2025

Cash and cash equivalents	$9,581	$13,217
Cash segregated in compliance with regulations	340	2,331
Accounts receivable	205	124
Related party receivables	41	13
Clearing deposits	2,000	2,000
Prepaid expenses and other current assets	1,048	433
Investment securities, at fair value, held by the licensed broker dealer (Notes 1 and 2)	3,326	7,166
Related party investment securities, at fair value, held by the licensed broker dealer (Notes 1 and 2)	223	-
Investment securities, at fair value, held by the non-licensed broker dealer (Notes 1 and 2)	158	235
Equity method investment	33,129	37,543
Deferred costs related to deferred revenue	27	14
Property and equipment, net	192	117
Operating lease right-of-use assets, net	496	547
Total assets	$50,766	$63,740

LIABILITIES AND EQUITY
Accounts payable	$411	$267
Accrued expenses	50	95
Related party payables	-	1
Payables to customers	242	2,189
Operating lease liabilities	553	609
Total liabilities	1,256	3,161
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A Common Shares, 95,000,000 authorized shares at no par value; 5,300,132 and 5,138,632 shares issued and outstanding, respectively	-	-
Class B Common Shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-
Paid-in-capital	85,479	80,493
Accumulated deficit	(35,855)	(19,803)
Total MDB Capital Holdings, LLC Members’ equity	49,624	60,690
Non-controlling interest	(114)	(111)
Total equity	49,510	60,579
Total liabilities and equity	$50,766	$63,740

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data and share count)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating loss:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(1,835)	$(2,193)	$(4,882)	$(3,656)
Related party unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	(29)	-	(29)	-
Realized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	30	-	30	-
Fee income	411	-	3,273	2,140
Related party fee income	592	-	592	-
Other operating income	279	293	508	443
Total operating loss, net	(552)	(1,900)	(508)	(1,073)

Operating costs:
General and administrative costs:
Compensation	3,418	3,819	6,751	8,155
Operating expense, related party	514	474	961	929
Professional fees	503	352	1,187	1,141
Information technology	316	268	598	517
Clearing and other charges	338	35	766	324
General and administrative-other	489	545	840	1,164
Total operating costs	5,578	5,493	11,103	12,230
Net operating loss	(6,130)	(7,393)	(11,611)	(13,303)
Other income:
Miscellaneous income	-	75	-	75
Interest income	81	175	146	356
Loss related to dilution events	(1,267)	-	(1,363)	-
Unrealized gain (loss) on investment securities, net (from our non-licensed broker dealer) (Notes 1 and 2)	(61)	-	(177)	-
Net loss before income taxes	(7,377)	(7,143)	(13,005)	(12,872)
Income taxes	-	-	-	-
Net loss before equity method investee	(7,377)	(7,143)	(13,005)	(12,872)
Equity in loss of equity method investee	(1,942)	(1,107)	(3,050)	(1,980)
Net loss	(9,319)	(8,250)	(16,055)	(14,852)
Less: Net loss attributable to non-controlling interests	(2)	(2)	(3)	(17)
Net loss attributable to MDB Capital Holdings, LLC	$(9,317)	$(8,248)	$(16,052)	$(14,835)
Net loss per share attributable to MDB Capital Holdings, LLC:
Net loss per Class A common share – basic and diluted	$(0.90)	$(0.83)	$(1.57)	$(1.49)
Weighted average of Class A common shares outstanding – basic and diluted	5,410	4,951	5,326	4,951
Net loss per Class B common share – basic and diluted	$(0.89)	$(0.83)	$(1.54)	$(1.49)
Weighted average of Class B common shares outstanding – basic and diluted	5,000	5,000	5,000	5,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Six Months Ended June 30, 2025 and 2024

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2025	5,139	$-	5,000	$-	$80,493	$(19,803)	$(111)	$60,579
Issuance of Class A Common Shares	161	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,381	-	-	2,381
Net loss	-	-	-	-	-	(6,735)	(1)	(6,736)
Balance, March 31, 2026	5,300	$-	5,000	$-	$82,874	$(26,538)	$(112)	$56,224
Issuance of Class A Common Shares	139	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,605	-	-	2,605
Net loss	-	-	-	-	-	(9,317)	(2)	(9,319)
Balance, June 30, 2026	5,439	$-	5,000	$-	$85,479	$(35,855)	$(114)	$49,510

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2024	4,951	$-	5,000	$-	$68,721	$1,442	$(90)	$70,073
Stock-based compensation	-	-	-	-	3,515	-	-	3,515
Net loss	-	-	-	-	-	(6,587)	(15)	(6,602)
Balance, March 31, 2025	4,951	$-	5,000	$-	$72,236	$(5,145)	$(105)	$66,986
Stock-based compensation	-	-	-	-	3,047	-	-	3,047
Net loss	-	-	-	-	-	(8,248)	(2)	(8,250)
Balance, June 30, 2025	4,951	$-	5,000	$-	$75,283	$(13,393)	$(107)	$61,783

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,055)	$(14,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment securities, held by the licensed broker dealer	4,882	3,656
Related party unrealized loss on investment securities, held by the licensed broker dealer	29	-
Unrealized loss on investment securities, not held by the licensed broker dealer	177	-
Stock-based compensation	4,986	6,561
Depreciation of property and equipment	11	11
Deferred costs related to revenue	(13)	4
Warrants received as part of investment banking deal	(1,020)	(990)
Related party warrants received as part of investment banking deal	(291)	-
Stock received in lieu of cash	(84)	-
Portion of loss from equity investment	3,050	1,980
Loss related to dilution events	1,363	-
Change in ROU Asset	51	46
Change in lease liability	(55)	(50)
Changes in operating assets and liabilities:
(Increase) decrease in -
Related party receivables	(28)	(228)
Accounts receivable	(81)	(256)
Prepaid expenses and other current assets	(615)	104
Clearing deposits	-	723
Increase (decrease) in -
Accounts payable	144	(35)
Payables to customers	(1,947)	(88)
Related party payables	(1)	8
Taxes payable	1	-
Accrued expenses	(44)	-
Net cash used in operating activities	(5,540)	(3,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87)	-
Net cash used in investing activities	(87)	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Net cash used in financing activities	-	-

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,627)	(3,406)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	15,548	21,281

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$9,921	$17,875

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$1,281	$990

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$9,581	$13,217
Cash segregated in compliance with regulations	340	2,331
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$9,921	$15,548

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30, 2026 and 2025

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

Public Ventures is a U.S. registered broker-dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Texas State Securities Board. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at June 30, 2026 and 2025 relate to the interests of third parties in the partially owned subsidiaries.

The principal members of the Company have a controlling interest in MDB Capital, S.A., a company organized and based in Nicaragua. As the Company itself does not have a controlling financial interest in this entity, management has determined MDB Capital, S.A. is not a variable interest entity and should not be consolidated as it has no ownership interests, so has excluded this entity from the Company’s consolidated financial statements. It is the Company’s policy to reevaluate this conclusion on an annual basis or if there are significant changes in ownership.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and six months ended June 30, 2026 and 2025.

Segregated Cash and Deposits

The Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At June 30, 2026, the Company had $0.3 million of segregated cash consisting of funds held in reserve for customers. At December 31, 2025, the Company had $2.3 million of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At June 30, 2026 and December 31, 2025, these deposits totaled $2.0 million and $2.0 million.

Prepaid Expenses and Other Current Assets

The Company has prepaid and other current assets totaling $1.05 million at June 30, 2026, consisting of acquired intangible assets totaling $44 thousand, registered direct offering funds for $667 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance of $87 thousand, various prepaid expenses of $158 thousand, and other assets of $23 thousand. Prepaid and other assets totaling $433 thousand at December 31, 2025, consisting of acquired intangible assets totaling $44 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance of $169 thousand, various prepaid expenses of $130 thousand, and other assets of $21 thousand.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.

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

Stock Based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. The Company recognized stock based compensation expense using the straight-line attribution method over the requisite service period. The Company’s subsidiary issued stock options and the fair value is determined utilizing Black-Scholes options-pricing model. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. The Company records a liability for the tax withholding to be paid by it as a reduction to Additional paid-in capital.

Investment Securities

The Company strategically invests funds in U.S. Treasury Bills, early-stage technology companies, and equity securities and options of publicly traded and privately held companies. The Company classifies investment securities as investment securities, at amortized cost, investment securities, at fair value, or investment securities, at cost less impairment.

Investment securities, at amortized cost – From time to time the Company will hold funds in investment securities, at amortized cost. This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Initially, the cost of these securities was recorded, and later on, they were assessed at amortized cost, which was modified for unamortized purchase premiums and discounts, and also for credit losses provision. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the other operating income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company holds investments in U.S. Treasury Bills or money market funds backed by U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because it expects to hold these securities until maturity, it does not expect to realize any losses. There were no investment securities, at amortized cost as of June 30, 2026 and December 31, 2025.

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

Related party investment securities, at fair value – This is comprised of related party equity investments, are held by the Company’s broker-dealer subsidiary and are reported at fair value, with changes in fair value recognized in the statement of operations. Purchases and sales of equity securities, consisting of common stock and warrants to purchase common stock, are recorded based on the respective market price quotations on the trade date, and realized gains and losses on investments sold during the period are determined using the average cost method, with differences between the fair value of investments at the beginning and end of the year recorded as unrealized gains and losses. The Company holds warrants to purchase common stock of the investee in addition to its common stock holdings, and as of June 30, 2026, owned approximately 40.75% of the investee’s outstanding common stock, and accordingly, the investment is disclosed as a related party investment security in accordance with the applicable related party disclosure requirements.

Investment securities, at cost less impairment - This is comprised of equity securities without a readily determinable fair value held by the broker dealer subsidiary. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and determined that the current impairment of such securities held at June 30, 2026 is accurate.

There were no securities at amortized cost on June 30, 2026 and December 31, 2025.

Investment securities are as follows (in thousands):

Broker/Dealer Securities

	June 30, 2026	December 31, 2025
Investment securities, at fair value:
Common stock of publicly traded companies	$806	$2,571
Warrants of publicly traded companies	1,911	3,937
Related party warrants of publicly traded companies	223	-
Warrants of non-publicly traded companies	609	658
Investment securities, at fair value	$3,549	$7,166

Non-Broker/Dealer Securities

	June 30, 2026	December 31, 2025
Investment securities, at fair value:
Common stock of publicly traded companies	$158	$235
Investment securities, at fair value	$158	$235

For investment securities at fair value (held at the broker-dealer), net unrealized loss of $1.8 and $2.2 million, were recognized in the statements of operations for three months ended June 30, 2026 and 2025, respectively. For investment securities at fair value (held at the broker-dealer), net unrealized loss of $4.9 and $3.7 million, were recognized in the statements of operations for six months ended June 30, 2026 and 2025, respectively.

For related party investment securities at fair value (held at the broker-dealer), net unrealized loss of $29 thousand and $0, were recognized in the statements of operations for three months ended June 30, 2026 and 2025, respectively. For related party investment securities at fair value (held at the broker-dealer), net unrealized loss of $29 thousand and $0, were recognized in the statements of operations for six months ended June 30, 2026 and 2025, respectively.

For investment securities at fair value (held at the non-broker-dealer), net unrealized loss of $61 thousand and $0, were recognized in the statements of operations for three months ended June 30, 2026 and 2025, respectively. For investment securities at fair value (held at the non-broker-dealer), net unrealized loss of $177 thousand and $0, were recognized in the statements of operations for six months ended June 30, 2026 and 2025, respectively.

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the balance sheet dates, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of June 30, 2026 and December 31, 2025, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented as of the balance sheet date. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, except for the Level 3 investment that is recorded at cost (in thousands):

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities, at fair value, held by the licensed broker dealer	Equity securities–- common stock	$806	$-	$-	$806

Investment Securities, at fair value, held by the non-licensed broker dealer	Equity securities–- common stock	158	-	-	158

Investment Securities (held by our licensed broker dealer)	Warrants	-	822	1,698	2,520

Related party investment Securities (held by our licensed broker dealer)	Warrants	-	-	223	223

Total assets measured at fair value (held by our licensed broker dealer and non-licensed broker dealer)		$964	$822	$1,921	$3,707

During the six months ended June 30, 2026, the Company had transfers between Level 3 to Level 2 of the fair value hierarchy of a fair value of $3.8 million:

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2025	$4,463

Receipt from investment banking fees	1,288
Transfer of securities from Level 3 to Level 2	(3,805)
Unrealized losses	(25)
Sales or distribution	-
Purchases	-
June 30, 2026	$1,921

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of June 30, 2026 (in thousands):

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted- Average

Warrants	$1,921	Black Scholes	Volatility	59.18-98.27%	82.63%

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, except for the Level 3 investment that is recorded at cost (in thousands):

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities, at fair value, held by the licensed broker dealer	Equity securities—–- common stock	$2,571	$-	$-	$2,571

Investment Securities, at fair value, held by the non-licensed broker dealer	Equity securities–- common stock	$235	$-	$-	$235

Investment Securities (held by our licensed broker dealer)	Warrants	-	132	4,463	4,595

Total assets measured at fair value (held by our licensed broker dealer)		$2,806	$132	$4,463	$7,401

During the six months ended December 31, 2025, the Company did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy.

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

Secured Debt–- Revolving Credit Facility

The Company entered into a revolving credit facility with a bank, (the “Lender”) on July 26, 2025, for a commitment of up to $2.0 million and which matures on July 26, 2027. The loan has a variable interest rate equal to a defined index, currently the Lender’s rate on the sale of Federal Funds, plus 2.25%. The loan commenced with a calculated interest rate of 7.75%. If the Lender determines, in its sole discretion, that the index becomes unavailable or unreliable, either temporary, indefinitely, or permanently, during the term of this loan, the Lender may amend this loan by designating a substantially similar substitute index. The agreement provides for a quarterly payment of the greater of accrued interest or a non-usage fee of $5 thousand. The Company has not made any draw downs on the credit facility.

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of June 30, 2026 and December 31, 2025, there was $2.2 million and $2.1 million deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of June 30, 2026, and December 31, 2025, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all material covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30, 2026	December 31, 2025

Laboratory equipment	$-	$-
Furniture and fixtures	-	-
Developed software	248	162
Leasehold improvements	-	-
Total property and equipment	248	162
Less: Accumulated depreciation	(56)	(45)
Property and equipment, net	$192	$117

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures. PatentVest and eXoZymes, have had limited activity during the six months ended June 30, 2026 and 2025.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three and six months ended June 30, 2026 and 2025, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of June 30, 2026 and 2025, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

Investment securities, at fair value, comprised of related party equity investments, are held by the Company’s broker-dealer subsidiary and are reported at fair value, with changes in fair value recognized in the statement of operations. Purchases and sales of equity securities, consisting of common stock and warrants to purchase common stock, are recorded based on the respective market price quotations on the trade date, and realized gains and losses on investments sold during the period are determined using the average cost method, with differences between the fair value of investments at the beginning and end of the year recorded as unrealized gains and losses. The Company enters into underwriting agreements, to act as an underwriter for security offerings, which are for the purpose of the distribution and sale of securities to investors, and the Company recognizes revenue earned from eXoZymes, of which the Company owns approximately 40.75%, on the same basis as revenue from non-related party underwriting engagements; these agreements allow non-defaulting underwriters and the issuer to seek substitute purchasers within 36 hours if an underwriter defaults on its commitment, and if replacements are not found and the default exceeds 10% of the offering, the agreement may be terminated without liability, with revenue recognized under ASC 606 only upon transfer of cash from the investors to the issuer, which is the final receipt of payment in exchange for the securities being purchased on the date of closing, with no recognition for defaulted or terminated portions until resolution.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of June 30, 2026 and 2025, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

During the three and six months ended June 30, 2026 and 2025, the Company’s technology development segment revenue had no revenue.

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

Patent and licensing legal and filing fees and costs were $13 thousand and $13 thousand for the three months ended June 30, 2026 and 2025, respectively. Patent and licensing legal and filing fees and costs were $29 thousand and $29 thousand for the six months ended June 30, 2026 and 2025, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs.

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

For the three and six months ended June 30, 2026 and 2025, the Company’s technology development segment consisted of a single subsidiary, M1, a research and development stage company focused on developing a small molecule senescence platform started in July 2024.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported in the Other column in the table below

The following sets forth the long-lived assets and total assets by segment at June 30, 2026:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$192	$-	$496	$-	$688
Total assets	$16,548	$-	$34,218	$-	$50,766

The following sets forth statements of operations by segment for the three months ended June 30, 2026:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating loss:
Unrealized loss on investment securities, net from the licensed broker dealer (1)	$(1,835)	$-	$-	$-	$(1,835)
Related party unrealized loss on investment securities, net from the licensed broker dealer (1)	(29)	-	-	-	(29)
Realized gain on investment securities from the licensed broker dealer (1)	30				30
Fee income (from our licensed broker dealer) (2)	411	-	-	-	411
Related party fee income (from our licensed broker dealer) (2)	592	-	-	-	592
Other operating income (3)	279	-	-	-	279
Total operating loss, net	(552)	-	-	-	(552)

Operating costs:
General and administrative costs:

Compensation	618	-	2,800	-	3,418
Operating expense, related party	389	-	125	-	514
Professional fees	295	6	202	-	503
Information technology	284	-	32	-	316
Clearing and other charges	338	-	-	-	338
General and administrative-other	206	-	283	-	489
Total operating costs	2,130	6	3,442	-	5,578
Net loss	(2,682)	(6)	(3,442)	-	(6,130)
Other income and expense:
Miscellaneous income				-
Interest expense	(247)	-	-	247	-
Interest income	80	-	248	(247)	81
Loss related to dilution events	-	-	(1,267)	-	(1,267)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(61)	-	-	-	(61)
Loss before income taxes	(2,910)	(6)	(4,461)	-	(7,377)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(2,910)	(6)	(4,461)	-	(7,377)
Equity in loss of equity method investee	-	-	(1,942)	-	(1,942)
Net loss	(2,910)	(6)	(6,403)	-	(9,319)
Net loss attributable to non-controlling interests	-	(2)	-	-	(2)
Net loss attributable to MDB Capital Holdings, LLC	$(2,910)	$(4)	$(6,403)	$-	$(9,317)

The following sets forth statements of operations by segment for the six months ended June 30, 2026:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating loss:
Unrealized loss on investment securities, net from the licensed broker dealer (1)	$(4,882)	$-	$-	$-	$(4,882)
Related party unrealized loss on investment securities, net from the licensed broker dealer (1)	(29)	-	-	-	(29)
Realized gain on investment securities, net from the licensed broker dealer (1)	30				30
Fee income (from our licensed broker dealer) (2)	3,273	-	-	-	3,273
Related party fee income (from our licensed broker dealer) (2)	592	-	-	-	592
Other operating income (3)	508	-	-	-	508
Total operating loss, net	(508)	-	-	-	(508)

Operating costs:
General and administrative costs:
Compensation	1,257	-	5,494	-	6,751
Operating expense, related party	743	-	218	-	961
Professional fees	573	9	605	-	1,187
Information technology	533	-	65	-	598
Clearing and other charges	766	-	-	-	766
General and administrative-other	397	-	443	-	840
Total operating costs	4,269	9	6,825	-	11,103
Net loss	(4,777)	(9)	(6,825)	-	(11,611)
Other income and expense:
Miscellaneous income	-	-	-	-	-
Interest expense	(494)	-	-	494	-
Interest income	144	-	496	(494)	146
Loss related to dilution events	-	-	(1,363)	-	(1,363)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(177)	-	-	-	(177)
Loss before income taxes	(5,304)	(9)	(7,692)	-	(13,005)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(5,304)	(9)	(7,692)	-	(13,005)
Equity in loss of equity method investee	-	-	(3,050)	-	(3,050)
Net loss	(5,304)	(9)	(10,742)	-	(16,055)
Net loss attributable to non-controlling interests	-	(3)	-	-	(3)
Net loss attributable to MDB Capital Holdings, LLC	$(5,304)	(6)	(10,742)	-	(16,052)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2025:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$117	$-	$547	$-	$664
Total assets	$25,128	$3	$38,609	$-	$63,740

The following sets forth statements of operations by segment for the three months June 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(2,193)	$-	$-	$-	$(2,193)
Fee income (from our licensed broker dealer) (2)	-	-	-	-	-
Other operating income (3)	293	-	-	-	293
Total operating loss, net	(1,900)	-	-	-	(1,900)

Operating costs:
General and administrative costs:
Compensation	737	-	3,082	-	3,819
Operating expense, related party	400	-	74	-	474
Professional fees	242	6	104	-	352
Information technology	239	-	29	-	268
Clearing and other charges	35	-	-	-	35
General and administrative-other	150	-	395	-	545
Total operating costs	1,803	6	3,684	-	5,493
Net loss	(3,703)	(6)	(3,684)	-	(7,393)
Other income and expense:
Miscellaneous income	75	-	-	-	75
Interest expense	(248)	-	-	248	-
Interest income	129	-	294	(248)	175
Loss before income taxes	(3,747)	(6)	(3,390)	-	(7,143)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(3,747)	(6)	(3,390)	-	(7,143)
Equity in loss of equity method investee	-	-	(1,107)	-	(1,107)
Net loss	(3,747)	(6)	(4,497)	-	(8,250)
Net loss attributable to non-controlling interests	-	(2)	-	-	(2)
Net loss attributable to MDB Capital Holdings, LLC	$(3,747)	$(4)	$(4,497)	$-	$(8,248)

The following sets forth statements of operations by segment for the six months June 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(3,656)	$-	$-	$-	$(3,656)

Fee income (from our licensed broker dealer) (2)	2,140	-	-	-	2,140
Other operating income (3)	443	-	-	-	443
Total operating loss, net	(1,073)	-	-	-	(1,073)

Operating costs:
General and administrative costs:
Compensation	1,516	-	6,639	-	8,155
Operating expense, related party	760	-	169	-	929
Professional fees	514	51	576	-	1,141
Information technology	468	-	49	-	517
Clearing and other charges	324	-	-	-	324
General and administrative-other	356	-	808	-	1,164
Total operating costs	3,938	51	8,241	-	12,230
Net loss	(5,011)	(51)	(8,241)	-	(13,303)
Other income and expense:
Miscellaneous income	75	-	-	-	75
Interest expense	(495)	-	-	495	-
Interest income	244	-	607	(495)	356
Loss before income taxes	(5,187)	(51)	(7,634)	-	(12,872)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(5,187)	(51)	(7,634)	-	(12,872)
Equity in loss of equity method investee	-	-	(1,980)	-	(1,980)
Net loss	(5,187)	(51)	(9,614)	-	(14,852)
Net loss attributable to non-controlling interests	-	(17)	-	-	(17)
Net loss attributable to MDB Capital Holdings, LLC	$(5,187)	$(34)	$(9,614)	$-	$(14,835)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

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

Class A Common Shares – 95 million shares authorized, 5.3 million shares issued and outstanding as of June 30, 2026 and 5.1 million shares issued and outstanding as of December 31, 2025. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5 million shares authorized, 5 million issued and outstanding as of June 30, 2026 and December 31, 2025. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

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

Non-Controlling Interests (NCI)

For the six months ended June 30, 2026, the Company held a weighted average of 68.26% ownership interest in M1, with the remaining 31.74% representing NCI. For the six months ended June 30, 2025, the Company held a weighted average of 67.82% ownership interest in M1, with the remaining 32.18% representing NCI.

During each period, controlling and NCI changes as a result of capital infusions from the Company. For the six months ended June 30, 2026, there were $9 thousand of capital infusions. For the six months ended June 30, 2025, there were $56 thousand of capital infusions. The NCI ownership will be equal to the NCI percentage as of the reporting period.

	For the Six Months Ended June 30,
	2026	2025

Non-controlling companies net loss	$(9)	$(51)
Weighted average non-controlling percentage	32.13%	32.18%
Net loss non-controlling interest	$(3)	$(17)
Prior period balance	(111)	(90)
Stock-based compensation	-	-
Ending period balance	$(114)	$(107)

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

The Company’s portion of the net loss for the three and six months ended June 30, 2026 was $1.26 million and $5.25 million, respectively. As of June 30, 2026, MDB owned 3,931,133 of eXoZymes shares, representing a 40.75% ownership of eXoZymes.

During the quarter ended June 30, 2026, the Company recognized an impairment charge of $641 thousand on its equity investment in eXoZymes. The investment is carried under the measurement alternative in ASC 321-10-35-2, with fair value evidenced by the quoted trading price of eXoZymes common stock. As of June 30, 2026, eXoZymes’ closing share price of $8.43 resulted in a fair value of $33.1 million for the Company’s 3,931,133 shares, compared to a carrying value of $33.7 million (reflecting the investment’s balance after the quarter’s net loss and dilution adjustments). Because the carrying value exceeded fair value, management concluded the investment was impaired and recorded a $641 thousand charge to bring the carrying value down to $33.1 million, consistent with the requirement under ASC 321-10-35-3 to write the investment down to fair value once an impairment is identified. This charge was recognized in net income for the quarter and reflects the continued decline in eXoZymes’ share price, which has remained below the Company’s cost basis since May 2026

The following summarizes the Company’ consolidated balance sheet equity method investment as follows (in thousands):

Carrying Amount
December 31, 2025, beginning balance	$37,543
Portion of loss from eXoZymes	(2,409)
Impairment of equity investment	(641)
Loss related to dilution events	(1,363)
Rounding	(1)
June 30, 2026, carrying amount	$33,129

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

Between April 19, 2022 and September 21, 2022, the Company granted 3.7 million restricted stock units (“RSUs”). These units vested 20% of one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then vesting would be at a rate of 10% of one-half the number of RSUs each six months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested would fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU began to vest upon the completion of the initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company expensed the RSUs based on the average expense over the vesting period. For the year ended December 31, 2025, 128 thousand RSUs were canceled, with five thousand being canceled prior to June 30, 2025, due to holder leaving the Company and 1.6 million RSUs were exchanged and converted to stock options. As a result of the modification, the fair value of the awards immediately after the modification was determined to be $6.0 million compared to the fair value of the original restricted stock unit awards of $6.8 million immediately prior to the modification. The modification resulted to a decrease in the aggregate fair value of the awards and in accordance with ASC 718-Compensation—Stock Compensation, no incremental compensation costs need to be recognized over the remaining requisite service period. The total unrecognized compensation expense time vesting RSUs as of June 30, 2026, was $3.6 million. The weighted average of the remaining restricted stock units at June 30, 2026, was 1.1 years and at June 30, 2025, was 2.1 years. During the six months ended June 30, 2026, 68 thousand RSUs were canceled due to the two holders leaving the Company.

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

A summary of restricted stock unit activity during the six months ended June 30, 2026 and 2025 is presented below (in thousands, except for share price and contractual life):

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at June 30, 2025	2,990	$9.90	2,000	$7.91
Granted	-	-	-	-
Vested	(188)	9.69	-	-
Exchanged/Modified	(1,600)	10.00	(2,000)	7.91
Expired/Cancelled	(123)	$9.97	-	-
Restricted stock units outstanding at December 31, 2025	1,079	$9.76	-	$-
Granted	(300)	9.81	-	-
Vested	-	-	-	-
Expired/Cancelled	(68)	10.00	-	-
Restricted stock units outstanding at June 30, 2026	711	$9.76	-	$-

Restricted stock units at June 30, 2025	655	$10.00	-	$-
Restricted stock units at June 30, 2026	1,143	$9.04	-	$-

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

On May 1, 2026, stock options to purchase 0.1 million shares of Common Shares were granted at an exercise price of $3.56 per share, which was equal to the closing price of the Common Shares immediately prior to the date of grant, and are exercisable for a period of 10 years. After one year, 20% stock options vest, with 5 thousand stock options vesting ratably each quarter over a period of 4 years, subject to continued service. The inputs used to determine the fair value of this stock option grant were as follows: (1) Common Stock price of $3.56 per share; (2) exercise price of $3.56 per share; (3) expected life of 10 years; (4) risk-free interest rate of 4.23%; (5) expected annual volatility of 80.11%; and (6) an annual dividend rate of 0%.

The total unrecognized compensation expense for the time vesting stock options as of June 30, 2026, was $4.7 million.

A summary of time-based stock option activity during the six months ended June 30, 2026, and the year ended June 30, 2025, is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Time-based stock options outstanding at June 30, 2025	1,600	$3.75	9.83
Exchanged/Modified	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at December 31, 2025	1,600	$3.75	9.32
Granted	200	2.56	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at June 30, 2026	1,800	$3.62	8.93

Stock options exercisable at June 30, 2025	-	$-	-
Stock options exercisable at June 30, 2026	1,278	$3.74	8.84

In addition, on April 28, 2025, in exchange for 2 million unvested market-based RSUs, stock options to purchase 2 million shares of Common Shares were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Shares immediately prior to the date of grant, and are exercisable for a period of 10 years. The stock options vest if either (a) the Common Shares has traded in the market on which the shares are listed for at least 30 trading days at an average price per share of $20.00 or more, whether consecutive or non-consecutive, or (b) there are distributions of cash, stock or other property by the Company to the holders of the Common Shares, at a value per share of $20.00 or more in the aggregate, subject to continued service. Once vested, the stock options will be exercisable for the remainder of the 10-year grant date period. The total unrecognized compensation expense based on the market-based stock options as of June 30, 2026, was $12.5 million.

A summary of market-based stock option activity during the six months ended June 30, 2026 and 2025, is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Market-based stock options outstanding at June 30, 2025	-	$-	-
Exchanged/Modified	2,000	3.02	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at December 31, 2025	2,000	$3.02	9.32
Exchanged/Modified	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at June 30, 2026	2,000	$3.02	8.83
Stock options exercisable at June 30, 2025	-	$-	-
Stock options exercisable at June 30, 2026	-	$-	-

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

Basic and fully diluted earnings per share is calculated at follows for the three and six months ended June 30, 2026 and 2025 (in thousands, except for share price):

	For the Three Months Ended
Basic	June 30, 2026		June 30, 2025
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net loss attributable to MDB Capital Holdings, LLC	$(4,854)	$(4,463)	$(4,104)	$(4,144)

Weighted average shares outstanding – basic	5,410	5,000	4,951	5,000

Net loss per share – basic	$(0.90)	$(0.89)	$(0.83)	$(0.83)

	For the Six Months Ended
Basic	June 30, 2026		June 30, 2025
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net loss attributable to MDB Capital Holdings, LLC	$(8,363)	$(7,689)	$(7,381)	$(7,454)

Weighted average shares outstanding – basic	5,326	5,000	4,951	5,000

Net loss per share – basic	$(1.57)	$(1.54)	$(1.49)	$(1.49)

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

8. Related Party Transactions

The principal members of the Company have a controlling interest in Point 1286, a company organized and based in the United States and is the sole owner of MDB Capital, S.A., a company organized and based in Nicaragua , that provides outsourced services to the Company and other non-related entities. During the six months ended June 30, 2026 and 2025, the Company paid $961 thousand and $929 thousand, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the six months ended June 30, 2026 and 2025, PatentVest, a 100% entity owned the Company, engaged in transactions with Paulex on Nasdaq, a company for which one of our executive officers, Mohammad Hayat, our Chief Legal Officer, serves as a board member as well as Edgardo Rayo. For the six months ended June 30, 2026 there were $13 thousand of financial transactions and for the six months ended June 30, 2025, there were no financial transactions recognized between the MDB Capital entities and Paulex.

During the six months ended June 30, 2026 and 2025, PatentVest, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $64 thousand and $69 thousand, respectively.

During the six months ended June 30, 2026 and 2025, Public Ventures, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $592 thousand and $0, respectively.

During the six months ended June 30, 2026, the Company recorded related party receivables totaling $41 thousand, for services performed by PatentVest on behalf of eXoZymes and other expenses owed to CG Management that was paid on behalf of eXoZymes. During the six months ended June 30, 2025, the Company recorded related party receivables totaling $54 thousand, this amount is for services performed by PatentVest on behalf of eXoZymes. Additionally, the Company recorded accrued expenses of $18 thousand payable to officers and directors, representing reimbursable expenses incurred in the ordinary course of business. All transactions were conducted on an arm’s-length basis and are expected to be settled in the normal course of operations.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2026 and 2025, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

Public Ventures, LLC, d/b/a MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At June 30, 2026 and 2025, Public Ventures had net capital of $8.96 million and $8.61 million, respectively, which was $8.71 million and $8.4 million in excess of the minimum $0.25 million, as required by the SEC Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7.3 million. This amount, together with existing subordinated loans totaling $5.9 million and $2.3 million of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness

At June 30, 2026, the broker-dealer subsidiary’s ratio of aggregate indebtedness of $3.9 million to net capital was 0.43 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $13 thousand at June 30, 2026

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5 million of net capital in excess of the $0.25 million minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at June 30, 2026 and 2025 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the six months ended June 30, 2026 and 2025, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2026 and 2025.

10. Employee Benefit Plans

MDB Management sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plan allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. MDB Management makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the six months ended June 30, 2026 and 2025. Benefits under the MDB Management plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the six months ended June 30, 2026 and 2025, a total of $204 thousand and $196 thousand, respectively, was contributed to the plan.

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

As of June 30, 2026, the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

12. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the balance sheets for all leases with terms longer than twelve months. The Company has one operating lease, with no variable lease costs, and no finance leases as of June 30, 2026 and December 31, 2025.

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

	June 30, 2026 (in thousands)	December 31, 2025 (in thousands)

Operating leases:
Right-of-use assets	$496	$547
Operating lease liabilities	$553	$609

Weighted average remaining lease term in years	4.00	4.50
Weighted average discount rate	7.80%	7.80%

Cash paid for amounts included in the measurement of lease liabilities	$78	$155
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Operating lease cost	$23	$52
Short-term lease costs	50	95
Total operating lease costs	$73	$147

Future payments due under operating leases as of June 30, 2026, are as follows (in thousands):

Year	Amount
Remainder of 2026	$79
2027	160
2028	163
2029	166
2030	93
Total	$661
Less effects of discounting	(108)
Total operating lease liabilities	$553

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

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the six months ended June 30, 2026, and June 30, 2025, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 21% for the six months ended June 30, 2026, and June 30, 2025.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2025, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of June 30, 2026, and June 30, 2025. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

14. Subsequent Events

Subsequent to quarter-end, the eXoZymes share price declined further, closing at $5.76 on August 12, 2026. Applying this price to the Company’s share position yields a fair value of $22.4 million – a decline of $11.3 million from the June 30, 2026 carrying value and $10.7 million below the fair value measured at June 30, 2026. Because this decline reflects market conditions and events arising after the balance sheet date rather than conditions that existed as of June 30, 2026, it represents a non-recognized (Type II) subsequent event under ASC 855-10-25. Management will disclose the magnitude and nature of this subsequent decline in the notes to the financial statements and will continue to monitor the position for purposes of the next reporting period’s impairment assessment.

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

Public Ventures is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA and the Texas State Securities Board. Public Ventures is managed by Christopher A. Marlett, who is also a founder of MDB. Public Ventures operates on a fully disclosed basis with a nonrelated FINRA member firm, Interactive Brokers, LLC (“Interactive Brokers”), and is not required to maintain a clearing deposit. Interactive Brokers is the clearing firm and custodian of investments maintained by Public Ventures. Public Ventures also operates as a self-clearing broker dealer and began carrying accounts for customers in January 2024.

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

On November 14, 2024, eXoZymes completed its initial public offering (IPO), in which it sold common stock, reducing the Company’s ownership interest from approximately 60% to 47%. As a result, effective November 14, 2024, eXoZymes became a minority owned company and is now accounted for under the equity method of accounting, which 40.75% is owned by the company.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: (i) the broker dealer and intellectual property service segment and (ii) the technology development segment.

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three Months Ended June 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating loss:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(1,835)	$(2,193)	$358
Related party unrealized loss on investment securities, net (from our licensed broker dealer)	(29)	-	(29)
Realized gain on investment securities from the licensed broker dealer (1)	30	-	30
Fee income (from our licensed broker dealer)	411	-	411
Related party fee income (from our licensed broker dealer)	592	-	592
Other operating income	279	293	(14)
Total operating loss, net	(552)	(1,900)	1,348

Operating costs:
General and administrative costs:
Compensation	3,418	3,819	(401)
Operating expense, related party	514	474	40
Professional fees	503	352	151
Information technology	316	268	48
Clearing and other charges	337	35	302
General and administrative-other	490	545	(55)
Total operating costs	5,578	5,493	85
Net operating loss	(6,130)	(7,393)	1,263
Other income:
Interest expense	-	-	-
Miscellaneous income	-	75	(75)
Interest income	81	175	(94)
Loss related to dilution events	(1,267)	-	(1,267)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(61)	-	(61)
Loss before income taxes	(7,377)	(7,143)	(234)
Income taxes	-	-	-
Net loss before equity method investee	(7,377)	(7,143)	(234)
Equity in loss of equity method investee	(1,942)	(1,107)	(835)
Net loss	(9,319)	(8,250)	(1,069)
Net loss attributable to non-controlling interests	(2)	(2)	-
Net loss attributable to MDB Capital Holdings, LLC	$(9,317)	$(8,248)	$(1,069)

Unaudited Condensed Consolidated Results of Operations for the Six Months Ended June 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating loss:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(4,882)	$(3,656)	$(1,226)
Related party unrealized loss on investment securities, net (from our licensed broker dealer)	(29)	-	(29)
Realized gain on investment securities, net from the licensed broker dealer (1)	30	-	30
Fee income (from our licensed broker dealer)	3,273	2,140	1,133
Related party fee income (from our licensed broker dealer)	592	-	592
Other operating income	508	443	65
Total operating loss, net	(508)	(1,073)	565

Operating costs:
General and administrative costs:
Compensation	6,751	8,155	(1,404)
Operating expense, related party	961	929	32
Professional fees	1,187	1,141	46
Information technology	598	517	81
Clearing and other charges	766	324	442
General and administrative-other	840	1,164	(324)
Total operating costs	11,103	12,230	(1,127)
Net operating loss	(11,611)	(13,303)	1,692
Other income:
Miscellaneous income	-	75	(75)
Interest income	146	356	(210)
Loss related to dilution events	(1,363)	-	(1,363)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(177)	-	(177)
Loss before income taxes	(13,005)	(12,872)	(133)
Income taxes	-	-	-
Net loss before equity method investee	(13,005)	(12,872)	(133)
Equity in loss of equity method investee	(3,050)	(1,980)	(1,070)
Net loss	(16,055)	(14,852)	(1,203)
Net loss attributable to non-controlling interests	(3)	(17)	14
Net loss attributable to MDB Capital Holdings, LLC	$(16,052)	$(14,835)	$(1,217)

Operating Loss. For the three and six months ended June 30, 2026, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services. The increase compared to the three and six months ended June 30, 2025, is attributable to investment banking activity, as the Company executed larger transactions in the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services, as well as one investment banking transaction for a related party entity. The decrease in unrealized loss on investment securities, net (from our licensed broker dealer), as well as related party securities held by our licensed broker dealer and investment securities, net (not from our licensed broker dealer) was due to mark to market activity in the held securities.

General and Administrative Costs. During the three and six months ended June 30, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense was the result of personnel departures during 2025, including the related stock compensation expense.
●	Related Party Operating Expenses: These expense remained constant for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.
●	Professional Fees: There was an increase in professional fees for the three and six months ended June 30, 2026.
●	Information Technology Costs: Information technology costs for the three and six months ended June 30, 2026, saw an increase from the three and six months ended June 30, 2025, driven by higher costs with the initiation of self-clearing operations and increased cloud computing costs.
●	Clearing and Other Charges: The increase is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the three and six months ended June 30, 2025, had smaller fee generating transactions.
●	Other General and Administrative Costs: The decrease was primarily due to lower stock-based compensation expense. Two directors’ RSU grants that were being expensed in the first quarter of 2025 were forfeited during the second quarter of 2025 and the first quarter of 2026. In addition, the new director appointed in the current period received stock options with a significantly lower grant-date fair value than the prior RSU awards.

Other Income. For the three and six months ended June 30, 2026, the decrease in other income compared to the three and six months ended June 30, 2025, was primarily due to mark-to-market losses on securities held outside of the broker-dealer and losses related to dilution from additional equity issuances by eXoZymes. The subordinated loans for the broker-dealer are eliminated for consolidation purposes.

Income Taxes. For the three and six months ended June 30, 2026 and 2025, there was no income tax expense.

Equity Method Investment. For the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, the decrease in other income was due to the Company’s recognition of its proportionate share of eXoZymes’ net loss under the equity method of accounting and an impairment loss realized due the stock price dropping below the equity value.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three Months Ended June 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating loss:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(1,835)	$(2,193)	$358
Related party unrealized loss on investment securities, net (from our licensed broker dealer)	(29)	-	(29)
Realized gain on investment securities from the licensed broker dealer (1)	30	-	30
Related party fee income (from our licensed broker dealer)	592	-	592
Fee income (from our licensed broker dealer) (2)	411	-	411
Other operating income	279	293	(14)
Total operating loss, net	(552)	(1,900)	1,348

Operating costs:
General and administrative costs:
Compensation	618	737	(119)
Operating expense, related party	389	400	(11)
Professional fees	295	242	53
Information technology	284	239	45
Clearing and other charges	338	35	303
General and administrative-other	206	150	56
Total General and administrative costs	2,130	1,803	327
Research and development costs	-	-	-
Total operating costs	2,130	1,803	327
Net operating loss	(2,682)	(3,703)	1,021
Other income:
Miscellaneous income	-	75	(75)
Interest expense	(247)	(248)	1
Interest income	80	129	(49)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(61)	-	(61)
Loss before income taxes	(2,910)	(3,747)	837
Income taxes	-	-	-
Net loss	$(2,910)	$(3,747)	$837

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Six Months Ended June 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating loss:
Unrealized loss on investment securities, net (from our licensed broker dealer)	$(4,882)	$(3,656)	$(1,226)
Related party unrealized loss on investment securities, net (from our licensed broker dealer)	(29)	-	(29)
Realized gain on investment securities, net from the licensed broker dealer (1)	30	-	30
Fee income (from our licensed broker dealer) (2)	3,273	2,140	1,133
Related party fee income (from our licensed broker dealer)	592	-	592
Other operating income	508	443	65
Total operating loss, net	(508)	(1,073)	565

Operating costs:
General and administrative costs:
Compensation	1,257	1,516	(259)
Operating expense, related party	743	760	(17)
Professional fees	573	514	59
Information technology	533	468	65
Clearing and other charges	766	324	442
General and administrative-other	397	356	41
Total General and administrative costs	4,269	3,938	331
Research and development costs	-	-	-
Total operating costs	4,269	3,938	331
Net operating loss	(4,777)	(5,011)	234
Other income:
Miscellaneous income		75	(75)
Interest expense	(494)	(495)	1
Interest income	144	244	(100)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(177)	-	(177)
Loss before income taxes	(5,304)	(5,187)	(117)
Income taxes	-	-	-
Net loss	$(5,304)	$(5,187)	$(117)

Operating Loss. For the three and six months ended June 30, 2026, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services. The increase compared to the three and six months ended June 30, 2025, is attributable to investment banking activity, as the Company executed larger transactions in the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, operating income was generated from the Company’s fees from investment banking transactions in the broker-dealer and patent related intellectual property services, as well as one investment banking transaction for a related party entity. The decrease in unrealized loss on investment securities, net (from our licensed broker dealer), as well as related party securities held by our licensed broker dealer and investment securities, net (not from our licensed broker dealer) was due to mark to market activity in the held securities.

General and Administrative Costs. During the three and six months ended June 30, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense was the result of personnel departures during 2025.
●	Related Party Operating Expenses: This expense remained constant for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.
●	Professional Fees: This expense increased due to the implementation of the new broker dealer platform implemented during 2026 compared to 2025.
●	Information Technology Costs: This expense increased due to the implementation of the new broker dealer platform implemented during 2026 compared to 2025.
●	Clearing and Other Charges: The increase is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the three and six months ended June 30, 2025, had smaller fee generating transactions.
●	Other General and Administrative Costs: This expense increased due to higher conference and travel costs for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.

Other Income. The decrease in other income for the three and six months period ending June 30, 2026, can be attributed to interest income, stemming from a decrease in the cash balance from the three-month period ending June 30, 2025.

Technology Segment (MDB Minnesota One). Results of Operations for the Three Months Ended June 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Total operating income	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	-	-	-
Professional fees	6	6	-
Information technology	-	-	-
General and administrative-other	-	-	-
Total operating costs	6	6	-
Net operating loss	(6)	(6)	-
Other income:
Interest income	-	-	-
Loss before income taxes	(6)	(6)	-
Income taxes	-	-	-
Net loss	(6)	(6)	-
Net loss attributable to non-controlling interests	(2)	(2)	-
Net loss attributable to controlling interests	$(4)	$(4)	$-

Technology Segment (MDB Minnesota One). Results of Operations for the Six Months Ended June 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Total operating income	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	-	-	-
Professional fees	9	51	(42)
Information technology	-	-	-
General and administrative-other	-	-	-
Total operating costs	9	51	(42)
Net operating loss	(9)	(51)	42
Other income:
Interest income	-	-	-
Loss before income taxes	(9)	(51)	42
Income taxes	-	-	-
Net loss	(9)	(51)	42
Net loss attributable to non-controlling interests	(3)	(17)	14
Net loss attributable to controlling interests	$(6)	$(34)	$28

Operating Income. There was no activity during the three and six months ended June 30, 2026 and 2025.

General and Administrative Costs. During the three and six months ended June 30, 2026 and 2025, there was little activity in this segment and the decrease in professional fees was attributable to less activity and legal fees with M1.

Condensed Consolidated Balance Sheets June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026 (unaudited)	December 31, 2025	$ Change
ASSETS
Cash and cash equivalents	$9,581	$13,217	$(3,636)
Cash segregated in compliance with regulations	340	2,331	(1,991)
Accounts receivables	205	124	81
Receivables to related party	41	13	28
Clearing deposits	2,000	2,000	-
Prepaid expenses and other current assets	1,048	433	615
Investment securities, at fair value, held by the licensed broker dealer	3,326	7,166	(3,840)
Related party investment securities, at fair value, held by the licensed broker dealer	223	-	223
Investment securities, at fair value, held by the non-licensed broker dealer	158	235	(77)
Equity method investment	33,129	37,543	(4,414)
Deferred costs related to deferred revenue	27	14	13
Property and equipment, net	192	117	75
Operating lease right-of-use assets, net	496	547	(51)
Total assets	$50,766	$63,740	$(12,974)

LIABILITIES AND EQUITY
Accounts payable	$411	$267	$144
Accrued expenses	50	95	(45)
Payables to related party	-	1	(1)
Payables to customers	242	2,189	(1,947)
Operating lease liabilities	553	609	(56)
Total liabilities	1,256	3,161	(1,905)
Equity:
Paid-in-capital	85,479	80,493	4,986
Accumulated deficit	(35,855)	(19,803)	(16,052)
Total MDB Capital Holdings, LLC Members’ equity	49,624	60,690	(11,066)
Non-controlling interest	(114)	(111)	(3)
Total equity	49,510	60,579	(11,069)
Total liabilities and equity	$50,766	$63,740	$(12,974)

Financial Condition: Overall, the reduction in assets was primarily attributed to their utilization for operational activities during the period. The decrease in cash segregated in compliance with regulations stemmed from customer deposits held at December 31, 2025, for an investment banking deal that closed in early January 2026. The decrease in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period offset by the receipt of warrants for investment banking activities. The increase in prepaid expenses and other assets stemmed from cash due to the company as part of an investment banking deal. The increase in accounts receivable is due to an increase in activity from legal and strategy fees earned. The increase in related party receivable is due to increased activity by PatentVest for eXoZymes. The decrease in equity method investment is directly tied to the Company’s portion of the net loss, the dilution due to the issuance of shares, and the impairment of the investment due to the declining stock price. Finally, the reduction in property and equipment and right-of-use assets was due to its regular utilization.

The increase in accounts payable and decrease in accrued expenses stemmed from normal course of business activity. The decrease in payables to customers stemmed from customer deposits. Finally, the reduction in lease liability was due to its routine utilization.

Stockholders’ equity decreased from December 31, 2025, to June 30, 2026, primarily due to the net loss for the six months ended June 30, 2026, partially offset by the recognition of stock-based compensation expense during the period.

The increase in non-controlling interest resulted from the net loss experienced by M1.

Liquidity and Capital Resources – June 30, 2026 and 2025

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(5,540)	$(3,406)
Net cash used in investing activities	(87)	-
Net cash used in financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$(5,627)	$(3,406)

At June 30, 2026, the Company had $12.2 million of working capital. This is a decrease of $5.4 million, from the working capital of $17.7 that the Company had at June 30, 2025. The decrease in working capital is primarily attributed to the use of cash to fund operations.

Operating Activities. For the six months ended June 30, 2026, in addition to cash used in normal operating activities, there was an approximately $2.0 million decrease in cash resulting from the release of customer deposits that had been held in segregated accounts in compliance with regulatory requirements at December 31, 2025. These deposits related to an investment banking transaction that closed in early January 2026.

For the six months ending on June 30, 2025, operating activities use of cash represented a combination of increased activity in the broker dealer, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

Investing Activities. There was an investment into the deferred IT costs for development of the self-clearing system, for the six months ended June 30, 2026. There was no activity for the six months ended June 30, 2025.

Financing Activities. There was no activity for the three or six months ended June 30, 2026 and 2025.

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

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures, LLC, d/b/a MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At June 30, 2026 and 2025, Public Ventures had net capital of $8.96 million and $8.61 million, respectively, which was $8.71 million and $8.36 million in excess of the minimum $0.25 million, as required by the Securities and Exchange Commission Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7.3 million. This amount, together with existing subordinated loans totaling $5.9 million and $2.3 million of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness

At June 30, 2026, the broker-dealer subsidiary’s ratio of aggregate indebtedness of $3.9 million to net capital was 0.43 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of customer debts, which was calculated as $13 thousand at June 30, 2026

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5 million of net capital in excess of the $0.25 million minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at June 30, 2026 and 2025, have subsequently settled with no resulting material liability to Public Ventures. For the years ended June 30, 2026 and 2025, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of June 30, 2026 and 2025.

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

As part of initial consideration for the License Agreement, M1 issued 1.98 million shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $0.15 million as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At June 30, 2026, there were no accrued royalties recorded.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: August 13, 2026	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Jeremy W. James
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

