Form 10-Q
period 2026-09-30
MDB Capital Holdings, LLC
filed 2026-11-13
CIK 1934642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41751

MDB CAPITAL HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-4366624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14135 Midway Road, Suite G-150 Addison, TX 75001	75001
(Address of principal executive offices)	(Zip code)

(945) 262-9010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares, representing Limited Liability Interests	MDBH	The Nasdaq Stock Market LLC

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

As of November 13, 2026, the number of outstanding shares of Class A Common Shares, representing limited liability interests, of the registrant was 5,712,846.

PART I – FINANCIAL INFORMATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share count):

	September 30, 2026 (Unaudited)	December 31, 2025

Cash and cash equivalents	$8,315	$13,217
Cash segregated in compliance with regulations	432	2,331
Accounts receivable	238	124
Related party receivables	10	13
Clearing deposits	2,000	2,000
Prepaid expenses and other current assets	259	433
Investment securities, at fair value, held by the licensed broker dealer (Notes 1 and 2)	2,309	7,166
Related party investment securities, at fair value, held by the licensed broker dealer (Notes 1 and 2)	235	-
Investment securities, at fair value, held by the non-licensed broker dealer (Notes 1 and 2)	78	235
Equity method investment	22,918	37,543
Deferred costs	31	14
Property and equipment, net	197	117
Operating lease right-of-use assets, net	470	547
Total assets	$37,492	$63,740

LIABILITIES AND EQUITY
Accounts payable	$472	$267
Accrued expenses	68	95
Related party payables	-	1
Payables to customers	366	2,189
Operating lease liabilities	524	609
Total liabilities	1,430	3,161
Commitments and Contingencies (Note 9)
Equity:
Preferred shares, 10,000,000 authorized shares at no par value; 0 issued and outstanding	-	-
Class A Common Shares, 95,000,000 authorized shares at no par value; 5,574,346 and 5,138,632 shares issued and outstanding, respectively	-	-
Class B Common Shares, 5,000,000 authorized shares at no par value; 5,000,000 shares issued and outstanding	-	-
Paid-in-capital	88,475	80,493
Accumulated deficit	(52,299)	(19,803)
Total MDB Capital Holdings, LLC Members’ equity	36,176	60,690
Non-controlling interest	(114)	(111)
Total equity	36,062	60,579
Total liabilities and equity	$37,492	$63,740

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income (loss):
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	$(1,037)	$1,225	$(5,919)	$(2,430)
Related party unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	(33)	-	(62)	-
Realized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2)	1	-	31	-
Fee income	333	-	3,306	2,140
Related party fee income	-	-	892	-
Other operating income	161	26	669	469
Total operating income (loss), net	(575)	1,251	(1,083)	179

Operating costs:
General and administrative costs:
Compensation	3,506	3,317	10,257	11,473
Operating expense, related party	479	448	1,440	1,377
Professional fees	578	423	1,765	1,564
Information technology	385	292	983	809
Clearing and other charges	5	16	771	340
General and administrative-other	697	510	1,537	1,674
Total operating costs	5,650	5,006	16,753	17,237
Net operating loss	(6,225)	(3,755)	(17,836)	(17,058)
Other income:
Miscellaneous income	-	-	-	75
Interest income	72	147	218	503
Gain (loss) related to dilution events	(36)	20	(1,399)	20
Unrealized gain (loss) on investment securities, net (from our non-licensed broker dealer) (Notes 1 and 2)	(80)	-	(257)	-
Net loss before income taxes	(6,269)	(3,588)	(19,274)	(16,460)
Income taxes	-	-	-	-
Net loss before equity method investee	(6,269)	(3,588)	(19,274)	(16,460)
Equity in loss of equity method investee	(10,175)	(1,069)	(13,225)	(3,048)
Net loss	(16,444)	(4,657)	(32,499)	(19,508)
Less: Net loss attributable to non-controlling interests	-	-	(3)	(17)
Net loss attributable to MDB Capital Holdings, LLC	$(16,444)	$(4,657)	$(32,496)	$(19,491)
Net loss per share attributable to MDB Capital Holdings, LLC:
Net loss per Class A common share – basic and diluted	$(1.59)	$(0.46)	$(3.19)	$(1.95)
Weighted average of Class A common shares outstanding – basic and diluted	5,465	5,049	5,373	4,984
Net loss per Class B common share – basic and diluted	$(1.56)	$(0.47)	$(3.07)	$(1.96)
Weighted average of Class B common shares outstanding – basic and diluted	5,000	5,000	5,000	5,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended During the Nine Months Ended September 30, 2026 and 2025

(in thousands)

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, December 31, 2025	5,139	$-	5,000	$-	$80,493	$(19,803)	$(111)	$60,579
Issuance of Class A Common Shares	161	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,381	-	-	2,381
Net loss	-	-	-	-	-	(6,735)	(1)	(6,736)
Balance, March 31, 2026	5,300	$-	5,000	$-	$82,874	$(26,538)	$(112)	$56,224
Issuance of Class A Common Shares	139	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,605	-	-	2,605
Net loss	-	-	-	-	-	(9,317)	(2)	(9,319)
Balance, June 30, 2026	5,439	$-	5,000	$-	$85,479	$(35,855)	$(114)	$49,510
Class A Common Shares issued for services	136	-	-	-	357	-	-	357
Stock-based compensation	-	-	-	-	2,639	-	-	2,639
Net loss	-	-	-	-	-	(16,444)	-	(16,444)
Balance, September 30, 2026	5,575	$-	5,000	$-	$88,475	$(52,299)	$(114)	$36,062

	Class A Common Shares		Class B Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2024	4,951	$-	5,000	$-	$68,721	$1,442	$(90)	$70,073
Stock-based compensation	-	-	-	-	3,515	-	-	3,515
Net loss	-	-	-	-	-	(6,587)	(15)	(6,602)
Balance, March 31, 2025	4,951	$-	5,000	$-	$72,236	$(5,145)	$(105)	$66,986
Stock-based compensation	-	-	-	-	3,047	-	-	3,047
Net loss	-	-	-	-	-	(8,248)	(2)	(8,250)
Balance, June 30, 2025	4,951	$-	5,000	$-	$75,283	$(13,393)	$(107)	$61,783
Issuance of Class A Shares	188	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,505	-	-	2,505
Net loss	-	-	-	-	-	(4,657)	-	(4,657)
Balance, September 30, 2025	5,139	$-	5,000	$-	$77,788	$(18,050)	$(107)	$59,631

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,499)	$(19,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment securities, held by the licensed broker dealer	5,919	2,430
Related party unrealized loss on investment securities, held by the licensed broker dealer	62	-
Unrealized loss on investment securities, not held by the licensed broker dealer	257	-
Realized gain on investment securities, held by the licensed broker dealer	(31)	-
Stock-based compensation	7,982	9,066
Depreciation of property and equipment	24	17
Deferred costs related to revenue	(17)	14
Warrants received as part of investment banking deal	(1,020)	(990)
Related party warrants received as part of investment banking deal	(308)	-
Stock received in lieu of cash	(100)	-
Portion of loss from equity investment	3,369	3,048
Impairment of equity method investment	9,856	-
(Gain) loss related to dilution events	1,399	(20)
Change in ROU Asset	77	70
Change in lease liability	(85)	(76)
Changes in operating assets and liabilities:
(Increase) decrease in -
Related party receivables	3	(164)
Accounts receivable	(114)	(220)
Prepaid expenses and other current assets	174	229
Clearing deposits	-	723
Increase (decrease) in -
Accounts payable	207	9
Payables to customers	(1,824)	62
Related party payables	(1)	(1)
Taxes payable	-	-
Accrued expenses	(27)	(13)
Net cash used in operating activities	(6,697)	(5,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(104)	(25)
Net cash used in investing activities	(104)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Net cash used in financing activities	-	-

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,801)	(5,349)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - BEGINNING OF PERIOD	15,548	21,281

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - END OF PERIOD	$8,747	$15,932

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Warrants received as part of an investment banking deal	$1,328	$990

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$8,315	$13,217
Cash segregated in compliance with regulations	432	2,331
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$8,747	$15,548

See accompanying notes to the unaudited condensed consolidated financial statements.

MDB CAPITAL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30, 2026 and 2025

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

Public Ventures also operates as a self-clearing broker dealer. The Company began carrying accounts for customers in January 2024. The Company does not carry proprietary accounts of broker dealers (“PAB accounts”) (as defined in Rule 15c3-3) for the period ended September 30, 2026.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), and include the financial statements of wholly-owned and majority owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2026 and its results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests at September 30, 2026 and 2025 relate to the interests of third parties in the partially owned subsidiaries.

The principal members of the Company have a controlling interest in MDB Capital, S.A., a company organized and based in Nicaragua. The Company evaluated whether MDB Capital, S.A., is a variable interest entity (VIE) and whether the Company holds a variable interest in it, including through the outsourced-labor arrangement with MDB Capital, S.A. described in Note 8. MDB Capital, S.A. provides services to multiple other businesses in addition to the Company. The Company evaluated the arrangement under ASC 810-10-55-37 and concluded that the fees paid are commensurate with the level of effort required, that the arrangement includes only terms that are customary and at arm’s length for similar services, and that the Company holds no other interests in MDB Capital, S.A., that would absorb more than an insignificant amount of its variability. Accordingly, the arrangement is not a variable interest, and the Company does not hold a variable interest in MDB Capital, S.A. Because the Company holds no variable interest, it is not the primary beneficiary, and the related-party provisions of ASC 810-10-25-42 through 25-44 do not apply to the Company’s consolidation analysis. The Company reassesses its conclusions upon the occurrence of reconsideration events under ASC 810-10-35, and continuously reassesses whether it is the primary beneficiary of any VIE.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and nine months ended September 30, 2026 and 2025.

Segregated Cash and Deposits

The Company provides deposits or enters into agreements that would require funds to be held in a segregated cash account. At September 30, 2026, the Company had $0.4 million of segregated cash consisting of funds held in reserve for customers. At December 31, 2025, the Company had $2.3 million of segregated cash consisting of funds held in reserve for customers and non-customers.

Clearing Deposits

The Company is obligated to maintain security deposits with the DTC and NSCC. At September 30, 2026 and December 31, 2025, these deposits totaled $2.0 million and $2.0 million, respectively.

Prepaid Expenses and Other Current Assets

The Company has prepaid and other current assets totaling $259 thousand at September 30, 2026, consisting of acquired intangible assets totaling $44 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance of $27 thousand, various prepaid expenses of $96 thousand, and other assets of $23 thousand. Prepaid and other assets totaling $433 thousand at December 31, 2025, consisting of acquired intangible assets totaling $44 thousand, prepaid professional fees totaling $50 thousand, security deposits totaling $19 thousand, prepaid insurance of $169 thousand, various prepaid expenses of $130 thousand, and other assets of $21 thousand.

Leases

Leases of the Company consist primarily of contracts for the right to use and direct use of an individual property. Leases were analyzed for evidence of significant additional components and to determine if these components were separately identifiable within the context of the contract. As an accounting policy, to account for these components, the Company has elected the practical expedient for property leases that have both lease and non-lease components for them to be combined into a single component and account for as a lease. This policy is effective for all current and future property operating leases and applied uniformly and will be disclosed as such within the financial statements. Operating lease assets are included within right-of-use assets and the corresponding operating lease liabilities are included within liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2026, and December 31, 2025.

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

Investment securities, at amortized cost – From time to time the Company will hold funds in investment securities, at amortized cost. This is comprised of debt securities held by MDB and are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Initially, the cost of these securities was recorded, and later on, they were assessed at amortized cost, which was modified for unamortized purchase premiums and discounts, and also for credit losses provision. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the other operating income in the statements of operations. Interest income is recognized when earned. The Company recognizes estimated expected credit losses over the life of the investment security through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the investment security to present the net amount expected to be collected. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts. The Company holds investments in U.S. Treasury Bills or money market funds backed by U.S. Treasury Bills, so there are no expected credit losses. Declines in fair value of these securities is due to changes in market interest rates, and because it expects to hold these securities until maturity, it does not expect to realize any losses. There were no investment securities, at amortized cost as of September 30, 2026 and December 31, 2025.

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

Related party investment securities, at fair value – This is comprised of related party equity investments, are held by the Company’s broker-dealer subsidiary and are reported at fair value, with changes in fair value recognized in the statement of operations. Purchases and sales of equity securities, consisting of common stock and warrants to purchase common stock, are recorded based on the respective market price quotations on the trade date, and realized gains and losses on investments sold during the period are determined using the average cost method, with differences between the fair value of investments at the beginning and end of the year recorded as unrealized gains and losses. The Company holds warrants to purchase common stock of the investee in addition to its common stock holdings, and as of September 30, 2026, owned approximately 42.25% of the investee’s outstanding common stock, and accordingly, the investment is disclosed as a related party investment security in accordance with the applicable related party disclosure requirements.

Investment securities, at cost less impairment - This is comprised of equity securities without a readily determinable fair value held by the broker dealer subsidiary. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee’s historical and forecasted performance. The Company has assessed this investment and determined that the current impairment of such securities held at September 30, 2026 is accurate.

There were no securities at amortized cost on September 30, 2026, and December 31, 2025.

Investment securities are as follows (in thousands):

Broker/Dealer Securities

	September 30, 2026	December 31, 2025
Investment securities, at fair value:
Common stock of publicly traded companies	$399	$2,571
Warrants of publicly traded companies	1,611	3,937
Related party warrants of publicly traded companies	235	-
Warrants of non-publicly traded companies	299	658
Investment securities, at fair value	$2,544	$7,166

Non-Broker/Dealer Securities

	September 30, 2026	December 31, 2025
Investment securities, at fair value:
Common stock of publicly traded companies	$78	$235
Investment securities, at fair value	$78	$235

For investment securities at fair value (held at the broker-dealer), net unrealized loss of $1.0 and net unrealized gain of $1.2 million, were recognized in the statements of operations for three months ended September 30, 2026 and 2025, respectively. For investment securities at fair value (held at the broker-dealer), net unrealized loss of $5.9 and $2.4 million, were recognized in the statements of operations for nine months ended September 30, 2026 and 2025, respectively.

For related party investment securities at fair value (held at the broker-dealer), net unrealized loss of $33 thousand and $0, were recognized in the statements of operations for three months ended September 30, 2026 and 2025, respectively. For related party investment securities at fair value (held at the broker-dealer), net unrealized loss of $62 thousand and $0, were recognized in the statements of operations for nine months ended September 30, 2026 and 2025, respectively.

For investment securities at fair value (held at the non-broker-dealer), net unrealized loss of $80 thousand and $0, were recognized in the statements of operations for three months ended September 30, 2026 and 2025, respectively. For investment securities at fair value (held at the non-broker-dealer), net unrealized loss of $257 thousand and $0, were recognized in the statements of operations for nine months ended September 30, 2026 and 2025, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There is no significant concentration of credit risk, excess cash is being invested in U.S. Treasury Bills.

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

The Company’s financial instruments primarily consist of cash and investment securities. As of the balance sheet dates, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss. As of September 30, 2026 and December 31, 2025, the estimated fair values of investment securities, at amortized cost were not materially different from their carrying values as presented as of the balance sheet date. This is primarily attributed to the short-term maturities of these instruments.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, except for the Level 3 investment that is recorded at cost (in thousands):

Assets	Classification	Level 1	Level 2	Level 3	Total

Investment Securities, at fair value, held by the licensed broker dealer	Equity securities–- common stock	$399	$-	$-	$399

Investment Securities, at fair value, held by the non-licensed broker dealer	Equity securities–- common stock	78	-	-	78

Investment Securities (held by our licensed broker dealer)	Warrants	-	299	1,611	1,910

Related party investment Securities (held by our licensed broker dealer)	Warrants	-	-	235	235

Total assets measured at fair value (held by our licensed broker dealer and non-licensed broker dealer)		$477	$299	$1,846	$2,622

Warrants with a fair value of $3.8 million were transferred from Level 3 to Level 2 during the nine months ended September 30, 2026 because they are nearing expiration and their valuation inputs, including volatility derived solely from the issuer’s trading activity, are observable:

Reconciliation of fair value measurements categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2025	$4,463

Receipt from investment banking fees	1,328
Transfer of securities from Level 3 to Level 2	(3,805)
Unrealized losses	(140)
Sales or distribution	-
Purchases	-
September 30, 2026	$1,846

The following table presents information about significant unobservable inputs related to material components of Level 3 warrants as of September 30, 2026 (in thousands):

Assets	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Inputs	Weighted- Average

Warrants	$1,846	Black Scholes	Volatility	75.13-103.52%	88.28%

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

The Company granted the Lender a security interest in a cash checking account held at the bank as collateral. The Lender has a right of setoff available from this cash account when the line of credit is accessed. As of September 30, 2026 and December 31, 2025, there was $2.2 million and $2.1 million deposited in this account.

The Company is responsible for the payment of all of the Lender’s legal and other fees incurred in connection with administering the loan. The Company has incurred no such costs or debt issue costs.

As of September 30, 2026, and December 31, 2025, there are no outstanding indebtedness under the credit facility and interest expense totaled $0. The Company is in compliance with all material covenants under the agreement.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statements of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Developed software	5 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30, 2026	December 31, 2025

Laboratory equipment	$-	$-
Furniture and fixtures	-	-
Developed software	266	162
Leasehold improvements	-	-
Total property and equipment	266	162
Less: Accumulated depreciation	(69)	(45)
Property and equipment, net	$197	$117

Revenue

The Company generates revenue primarily from providing brokerage services and underwriting through Public Ventures, and PatentVest, have had limited activity during the nine months ended September 30, 2026 and 2025.

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

Brokerage revenue is measured by the transaction price, which is defined as the amount of consideration that Public Ventures expects to receive in exchange for services to customers. The transaction price is adjusted for estimates of known or expected variable consideration based upon the individual contract terms. Variable consideration is recorded as a reduction to revenue based on amounts that Public Ventures expects to refund back to the customer. There were no variable considerations for the three and nine months ended September 30, 2026 and 2025, respectively.

Investment banking revenues consist of private placement and underwriting fees. The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of September 30, 2026 and 2025, the Company did not have any contract assets or liabilities related to these revenues on its consolidated balance sheets.

Investment securities, at fair value, comprised of related party equity investments, are held by the Company’s broker-dealer subsidiary and are reported at fair value, with changes in fair value recognized in the statement of operations. Purchases and sales of equity securities, consisting of common stock and warrants to purchase common stock, are recorded based on the respective market price quotations on the trade date, and realized gains and losses on investments sold during the period are determined using the average cost method, with differences between the fair value of investments at the beginning and end of the year recorded as unrealized gains and losses. The Company enters into underwriting agreements, to act as an underwriter for security offerings, which are for the purpose of the distribution and sale of securities to investors, and the Company recognizes revenue earned from eXoZymes, of which the Company owns approximately 42.25%, on the same basis as revenue from non-related party underwriting engagements; these agreements allow non-defaulting underwriters and the issuer to seek substitute purchasers within 36 hours if an underwriter defaults on its commitment, and if replacements are not found and the default exceeds 10% of the offering, the agreement may be terminated without liability, with revenue recognized under ASC 606 only upon transfer of cash from the investors to the issuer, which is the final receipt of payment in exchange for the securities being purchased on the date of closing, with no recognition for defaulted or terminated portions until resolution.

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

Public Ventures does not incur any costs to obtain contracts with customers for revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of September 30, 2026 and 2025, Public Ventures did not have any contract assets or liabilities related to these revenues in its consolidated balance sheet.

During the three and nine months ended September 30, 2026 and 2025, the Company’s technology development segment revenue had no revenue.

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

Patent and licensing legal and filing fees and costs were $13 thousand and $13 thousand for the three months ended September 30, 2026 and 2025, respectively. Patent and licensing legal and filing fees and costs were $41 thousand and $41 thousand for the nine months ended September 30, 2026 and 2025, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs.

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

For the three and nine months ended September 30, 2026 and 2025, the Company’s technology development segment consisted of a single subsidiary, M1, a research and development stage company focused on developing a small molecule senescence platform started in July 2024.

Non-income generating subsidiaries for management of the business, including MDB CG Management Company, Inc. are reported in the Other column in the table below.

The following sets forth the long-lived assets and total assets by segment at September 30, 2026:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$197	$-	$470	$-	$667
Total assets	$13,636	$-	$23,856	$-	$37,492

The following sets forth statements of operations by segment for the three months ended September 30, 2026:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating loss:
Unrealized loss on investment securities, net from the licensed broker dealer (1)	$(1,037)	$-	$-	$-	$(1,037)
Related party unrealized loss on investment securities, net from the licensed broker dealer (1)	(33)	-	-	-	(33)
Realized gain on investment securities from the licensed broker dealer (1)	1				1
Fee income (from our licensed broker dealer) (2)	333	-	-	-	333
Related party fee income (from our licensed broker dealer) (2)	-	-	-	-	-
Other operating income (3)	161	-	-	-	161
Total operating loss, net	(575)	-	-	-	(575)

Operating costs:
General and administrative costs:

Compensation	590	-	2,916	-	3,506
Operating expense, related party	363	-	116	-	479
Professional fees	334	-	244	-	578
Information technology	356	-	29	-	385
Clearing and other charges	5	-	-	-	5
General and administrative-other	165	-	532	-	697
Total operating costs	1,813	-	3,837	-	5,650
Net operating loss	(2,388)	-	(3,837)	-	(6,225)
Other income and expense:
Miscellaneous income				-
Interest expense	(248)	-	-	248	-
Interest income	70	-	250	(248)	72
Loss related to dilution events	-	-	(36)	-	(36)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(80)	-	-	-	(80)
Loss before income taxes	(2,646)	-	(3,623)	-	(6,269)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(2,646)	-	(3,623)	-	(6,269)
Equity in loss of equity method investee	-	-	(10,175)	-	(10,175)
Net operating loss	(2,646)	-	(13,798)	-	(16,444)
Net loss attributable to non-controlling interests	-	-	-	-	-
Net loss attributable to MDB Capital Holdings, LLC	$(2,646)	$-	$(13,798)	$-	$(16,444)

The following sets forth statements of operations by segment for the nine months ended September 30, 2026:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating loss:
Unrealized loss on investment securities, net from the licensed broker dealer (1)	$(5,919)	$-	$-	$-	$(5,919)
Related party unrealized loss on investment securities, net from the licensed broker dealer (1)	(62)	-	-	-	(62)
Realized gain on investment securities, net from the licensed broker dealer (1)	31				31
Fee income (from our licensed broker dealer) (2)	3,306	-	-	-	3,306
Related party fee income (from our licensed broker dealer) (2)	892	-	-	-	892
Other operating income (3)	669	-	-	-	669
Total operating loss, net	(1,083)	-	-	-	(1,083)

Operating costs:
General and administrative costs:
Compensation	1,847	-	8,410	-	10,257
Operating expense, related party	1,106	-	334	-	1,440
Professional fees	907	9	849	-	1,765
Information technology	889	-	94	-	983
Clearing and other charges	771	-	-	-	771
General and administrative-other	562	-	975	-	1,537
Total operating costs	6,082	9	10,662	-	16,753
Net operating loss	(7,165)	(9)	(10,662)	-	(17,836)
Other income and expense:
Miscellaneous income	-	-	-	-	-
Interest expense	(742)	-	-	742	-
Interest income	214	-	746	(742)	218
Loss related to dilution events	-	-	(1,399)	-	(1,399)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(257)	-	-	-	(257)
Loss before income taxes	(7,950)	(9)	(11,315)	-	(19,274)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(7,950)	(9)	(11,315)	-	(19,274)
Equity in loss of equity method investee	-	-	(13,225)	-	(13,225)
Net loss	(7,950)	(9)	(24,540)	-	(32,499)
Net loss attributable to non-controlling interests	-	(3)	-	-	(3)
Net loss attributable to MDB Capital Holdings, LLC	$(7,950)	$(6)	$(24,540)	$-	$(32,496)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

The following sets forth the long-lived assets and total assets by segment at December 31, 2025:

ASSETS	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Long-lived assets	$117	$-	$547	$-	$664
Total assets	$25,128	$3	$38,609	$-	$63,740

The following sets forth statements of operations by segment for the three months September 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized gain on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$1,225	$-	$-	$-	$1,225
Other operating income (3)	26	-	-	-	26
Total operating income, net	1,251	-	-	-	1,251

Operating costs:
General and administrative costs:
Compensation	691	-	2,626	-	3,317
Operating expense, related party	355	-	93	-	448
Professional fees	242	-	181	-	423
Information technology	249	-	43	-	292
Clearing and other charges	16	-	-	-	16
General and administrative-other	198	-	312	-	510
Total operating costs	1,751	-	3,255	-	5,006
Net loss	(500)	-	(3,255)	-	(3,755)
Other income and expense:
Interest expense	(248)	-	-	248	-
Interest income	118	-	277	(248)	147
Gain related to dilution events	-	-	20	-	20
Loss before income taxes	(630)	-	(2,958)	-	(3,588)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(630)	-	(2,958)	-	(3,588)
Equity in loss of equity method investee	-	-	(1,069)	-	(1,069)
Net operating loss	(630)	-	(4,027)	-	(4,657)
Net loss attributable to non-controlling interests	-	-	-	-	-
Net loss attributable to MDB Capital Holdings, LLC	$(630)	$-	$(4,027)	$-	$(4,657)

The following sets forth statements of operations by segment for the nine months September 30, 2025:

	Broker Dealer & Intellectual Property Service	Technology Development	Other	Eliminations	Consolidated
Operating income:
Unrealized loss on investment securities, net (from our licensed broker dealer) (Notes 1 and 2) (1)	$(2,430)	$-	$-	$-	$(2,430)
Fee income (from our licensed broker dealer) (2)	2,140	-	-	-	2,140
Other operating income (3)	469	-	-	-	469
Total operating income, net	179	-	-	-	179

Operating costs:
General and administrative costs:
Compensation	2,207	-	9,266	-	11,473
Operating expense, related party	1,115	-	262	-	1,377
Professional fees	756	51	757	-	1,564
Information technology	717	-	92	-	809
Clearing and other charges	340	-	-	-	340
General and administrative-other	555	-	1,119	-	1,674
Total operating costs	5,690	51	11,496	-	17,237
Net loss	(5,511)	(51)	(11,496)	-	(17,058)
Other income and expense:
Miscellaneous income	75	-	-	-	75
Interest expense	(743)	-	-	743	-
Interest income	362	-	884	(743)	503
Gain (loss) related to dilution events	-	-	20	-	20
Loss before income taxes	(5,817)	(51)	(10,592)	-	(16,460)
Income tax expense	-	-	-	-	-
Loss before equity method investee	(5,817)	(51)	(10,592)	-	(16,460)
Equity in loss of equity method investee	-	-	(3,048)	-	(3,048)
Net operating loss	(5,817)	(51)	(13,640)	-	(19,508)
Net loss attributable to non-controlling interests	-	(17)	-	-	(17)
Net loss attributable to MDB Capital Holdings, LLC	$(5,817)	$(34)	$(13,640)	$-	$(19,491)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

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

Class A Common Shares – 95 million shares authorized, 5.6 million shares issued and outstanding as of September 30, 2026 and 5.1 million shares issued and outstanding as of December 31, 2025. These shares are common shares and have one vote per share. Currently there is not a defined dividend or liquidation preference.

Class B Common Shares – 5 million shares authorized, 5 million issued and outstanding as of September 30, 2026 and December 31, 2025. These shares are common shares and have five votes per share. Currently there is not a defined dividend or liquidation preference. These shares may be converted one to one for Class A Common Shares.

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

Non-Controlling Interests (NCI)

For the nine months ended September 30, 2026, the Company held a weighted average of 68.26% ownership interest in M1, with the remaining 31.74% representing NCI. For the nine months ended September 30, 2025, the Company held a weighted average of 67.82% ownership interest in M1, with the remaining 32.18% representing NCI.

During each period, controlling and NCI changes as a result of capital infusions from the Company. For the nine months ended September 30, 2026, there were $9 thousand of capital infusions. For the nine months ended September 30, 2025, there were $56 thousand of capital infusions. The NCI ownership will be equal to the NCI percentage as of the reporting period.

	For the Nine Months Ended September 30,
	2026	2025

Non-controlling companies net loss	$(9)	$(51)
Weighted average non-controlling percentage	31.74%	32.18%
Net loss non-controlling interest	$(3)	$(17)
Prior period balance	(111)	(90)
Stock-based compensation	-	-
Ending period balance	$(114)	$(107)

If there is a change in the parent ownership in a subsidiary from an additional investment or from the issuance of stock based compensation, a change of the non-controlling ownership is recognized based on the amount invested as required, and per ASC 810-10-45-23, the carrying amount of the non-controlling interest is adjusted to reflect the change in the non-controlling ownership in the subsidiary’s net assets. Since there was a change in the equity, a reclassification of the non-controlling interest in the subsidiary’s net assets is required and demonstrated in the ending period balance above.

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

The Company’s portion of the net loss for the three and nine months ended September 30, 2026, was $0.95 million and $3.35 million, respectively. As of September 30, 2026, MDB owned 3,931,133 of eXoZymes shares, representing a 42.25% ownership of eXoZymes.

During the quarter ended September 30, 2026, the Company recognized an impairment charge of $9.23 million on its equity investment in eXoZymes. The investment is carried under other-than-temporary impairment guidance in ASC 323-10-35-32, with fair value evidenced by the quoted trading price of eXoZymes common stock. As of September 30, 2026, eXoZymes’ closing share price of $5.83 resulted in a fair value of $22.9 million for the Company’s 3,931,133 shares, compared to a carrying value of $32.2 million (reflecting the investment’s balance after the quarter’s net loss and dilution adjustments). Because the carrying value exceeded fair value, management concluded the investment was impaired and recorded a $9.86 million charge to bring the carrying value down to $22.9 million, consistent with ASC 323-10-35-32, which requires a loss in value that is other than temporary to be recognized. This charge was recognized in net income for the quarter and reflects the continued decline in eXoZymes’ share price, which has remained below the Company’s cost basis since May 2026.

The following summarizes the Company’ consolidated balance sheet equity method investment as follows (in thousands):

Carrying Amount
December 31, 2025, beginning balance	$37,543
Portion of loss from eXoZymes	(3,369)
Impairment of equity investment	(9,856)
Loss related to dilution events	(1,399)
Rounding	(1)
September 30, 2026, carrying amount	$22,918

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

Between April 19, 2022, and September 21, 2022, the Company granted 3.7 million restricted stock units (“RSUs”). These units vested 20% of one-half of the total number of RSUs, by each individual person, on the thirteenth (13) month anniversary, October 20, 2024, of the listing of the Class A Shares on a United States national exchange, then vesting would be at a rate of 10% of one-half the number of RSUs each nine months after the date of the initial vesting, until the last vesting on the fifth year anniversary of the date of grant, at which any previously unvested would fully vest. These RSUs were granted to officers, directors, employees, and contractors. These RSU began to vest upon the completion of the initial public offering by the Company on September 20, 2023, compensation expense related to these RSUs has been recorded. The Company expensed the RSUs based on the average expense over the vesting period. For the year ended December 31, 2025, 128 thousand RSUs were canceled, with 128 thousand being canceled prior to September 30, 2025, due to holder leaving the Company and 1.6 million RSUs were exchanged and converted to stock options. As a result of the modification, the fair value of the awards immediately after the modification was determined to be $6.0 million compared to the fair value of the original restricted stock unit awards of $6.8 million immediately prior to the modification. The modification resulted to a decrease in the aggregate fair value of the awards and in accordance with ASC 718-Compensation—Stock Compensation, no incremental compensation costs need to be recognized over the remaining requisite service period. The total unrecognized compensation expense time vesting RSUs as of September 30, 2026, was $2.7 million. The weighted average of the remaining restricted stock units at September 30, 2026, was 0.9 years and at September 30, 2025, was 1.9 years. During the nine months ended September 30, 2026, 68 thousand RSUs were canceled due to the two holders leaving the Company.

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

A summary of restricted stock unit activity during the nine months ended September 30, 2026 and 2025 is presented below (in thousands, except for share price and contractual life):

	Time-Based		Performance-Based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2025	1,079	$9.78	-	$-
Granted	-	-	-	-
Vested	(300)	9.81	-	-
Expired/Cancelled	(68)	10.00	-	-
Restricted stock units outstanding at September 30, 2026	711	$9.76	-	$-

Restricted stock units at September 30, 2025	843	$10.00	-	$-
Restricted stock units at September 30, 2026	1,143	$9.04	-	$-

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

The total unrecognized compensation expense for the time vesting stock options as of September 30, 2026, was $3.4 million.

A summary of time-based stock option activity during the nine months ended September 30, 2026, and the year ended December 31, 2025, is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Time-based stock options outstanding at September 30, 2025	1,600	$4.25	9.58
Exchanged/Modified	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at December 31, 2025	1,600	$4.25	9.32
Granted	200	2.97	9.46
Exercised	-	-	-
Expired/Cancelled	-	-	-
Time-based stock options outstanding at September 30, 2026	1,800	$4.11	8.67

Stock options exercisable at September 30, 2025	967	$4.25	9.58
Stock options exercisable at September 30, 2026	1,388	$4.23	8.59

In addition, on April 28, 2025, in exchange for 2 million unvested market-based RSUs, stock options to purchase 2 million shares of Common Shares were granted at an exercise price of $4.25 per share, which was equal to the closing price of the Common Shares immediately prior to the date of grant, and are exercisable for a period of 10 years. The stock options vest if either (a) the Common Shares has traded in the market on which the shares are listed for at least 30 trading days at an average price per share of $20.00 or more, whether consecutive or non-consecutive, or (b) there are distributions of cash, stock or other property by the Company to the holders of the Common Shares, at a value per share of $20.00 or more in the aggregate, subject to continued service. Once vested, the stock options will be exercisable for the remainder of the 10-year grant date period. The total unrecognized compensation expense based on the market-based stock options as of September 30, 2026, was $12.2 million.

A summary of market-based stock option activity during the nine months ended September 30, 2026 and 2025, is presented below (in thousands, except for share price and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Market-based stock options outstanding at December 31, 2025	2,000	$3.02	9.32
Exchanged/Modified	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Market-based stock options outstanding at September 30, 2026	2,000	$3.02	8.58
Stock options exercisable at September 30, 2025	-	$-	-
Stock options exercisable at September 30, 2026	-	$-	-

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

Basic and fully diluted earnings per share is calculated at follows for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for share price):

	For the Three Months Ended
Basic	September 30, 2026		September 30, 2025
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net loss attributable to MDB Capital Holdings, LLC	$(8,669)	$(7,775)	$(2,317)	$(2,340)

Weighted average shares outstanding – basic	5,465	5,000	5,049	5,000

Net loss per share – basic	$(1.59)	$(1.56)	$(0.46)	$(0.47)

	For the Nine Months Ended
Basic	September 30, 2026		September 30, 2025
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Net loss attributable to MDB Capital Holdings, LLC	$(17,131)	$(15,365)	$(9,697)	$(9,794)

Weighted average shares outstanding – basic	5,373	5,000	4,984	5,000

Net loss per share – basic	$(3.19)	$(3.07)	$(1.95)	$(1.96)

Class A Common Shares and Class B common stock are equal for ownership purposes, but Class B shares have five times the voting rights of Class A shares and Class B shares can be exchanged on a one-to-one basis for purposes of sale.

8. Related Party Transactions

The principal members of the Company have a controlling interest in Point 1286, a company organized and based in the United States and is the sole owner of MDB Capital, S.A., a company organized and based in Nicaragua, that provides outsourced services to the Company and other non-related entities. During the nine months ended September 30, 2026 and 2025, the Company paid $1.44 million and $1.38 million, respectively, which is inclusive of expenses and fees, for contracted labor, recorded against general and administrative expenses.

During the nine months ended September 30, 2026 and 2025, PatentVest, a wholly-owned subsidiary of the Company, engaged in transactions with Paulex Bio Inc. (“Paulex”), a company for which one of our executive officers, Mohammad Hayat, our Chief Legal Officer and Edgardo Rayo, a registered representative with Public Ventures, serve as board members. For the nine months ended September 30, 2026 there were $13 thousand of financial transactions and for the nine months ended September 30, 2025, there were no financial transactions recognized between the MDB Capital entities and Paulex.

During the nine months ended September 30, 2026 and 2025, PatentVest, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $88 thousand and $78 thousand, respectively. During the nine months ended September 30, 2026 and 2025, Public Ventures, a 100% entity owned by the Company, engaged in transactions with eXoZymes and recognized revenues of $892 thousand and $0, respectively.

During the nine months ended September 30, 2026, the Company recorded related party receivables totaling $10 thousand, for services performed by PatentVest on behalf of eXoZymes. During the nine months ended September 30, 2025, the Company recorded related party receivables totaling $26 thousand, this amount is for services performed by PatentVest on behalf of eXoZymes.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2026 and 2025, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Net Capital Requirement (Public Ventures)

Public Ventures, LLC, d/b/a MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At September 30, 2026 and 2025, Public Ventures had net capital of $7.85 million and $7.78 million, respectively, which was $7.60 million and $7.53 million in excess of the minimum $0.25 million, as required by the SEC Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7.3 million. This amount, together with existing subordinated loans totaling $5.9 million and $2.3 million of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness

At September 30, 2026, the broker-dealer subsidiary’s ratio of aggregate indebtedness of $2.9 million to net capital was 0.37 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of Aggregate debit items, which was calculated as $13 thousand at September 30, 2026

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5 million of net capital in excess of the $0.25 million minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing broker have no maximum amount. All unsettled trades at September 30, 2026 and 2025 have subsequently settled with no resulting material liability to Public Ventures, LLC. For the nine months ended September 30, 2026 and 2025, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2026 and 2025.

10. Employee Benefit Plans

MDB Management sponsored individual 401(k) defined contribution plans for the benefit of each company’s eligible employees. The plan allow eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the Department of Treasury. MDB Management makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the nine months ended September 30, 2026 and 2025. Benefits under the MDB Management plan were available to all employees, and employees become fully vested in the employer contribution upon receipt. For the nine months ended September 30, 2026 and 2025, a total of $310 thousand and $299 thousand, respectively, was contributed to the plan.

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

As part of the initial consideration for the License Agreement, M1 issued 1.98 million shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $150 thousand as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At September 30, 2026, there were no accrued royalties recorded.

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

As of September 30, 2026, the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding of the business and to initiating various clinical trial phases over time.

12. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the balance sheets for all leases with terms longer than twelve months. The Company has one operating lease, with no variable lease costs, and no finance leases as of September 30, 2026, and December 31, 2025.

On July 1, 2022, the Company executed a lease for new office space in the Dallas, Texas metropolitan area. The space was occupied on December 20, 2022. The lease has a term of 91 months and began when we took control of the space on December 20, 2022, and ends on July 20, 2030, without an option to extend. The initial base rent was $12.6 thousand per month, after 7 months of free rent. The lease provides for annual increases. The base rent for the lease in the final year is $13.9 thousand per month.

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

	September 30, 2026 (in thousands)	December 31, 2025 (in thousands)

Operating leases:
Right-of-use assets	$470	$547
Operating lease liabilities	$524	$609

Weighted average remaining lease term in years	3.75	4.50
Weighted average discount rate	7.80%	7.80%

Cash paid for amounts included in the measurement of lease liabilities	$118	$155
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Operating lease cost	$33	$52
Short-term lease costs	77	95
Total operating lease costs	$110	$147

Future payments due under operating leases as of September 30, 2026, are as follows (in thousands):

Year	Amount
Remainder of 2026	$40
2027	160
2028	163
2029	166
2030	93
Total	$622
Less effects of discounting	(98)
Total operating lease liabilities	$524

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

Amounts recognized as income taxes are included in “income tax expense” on the statements of operations. The Company recognized no income tax expense for the nine months ended September 30, 2026, and September 30, 2025, because of a full valuation allowance recorded against the Company’s net deferred tax assets.

The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 21% for the nine months ended September 30, 2026, and September 30, 2025.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2025, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of September 30, 2026, and September 30, 2025. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

14. Subsequent Events

The Company evaluated subsequent events through November 13, 2026, the date the unaudited condensed consolidated financial statements were issued. No subsequent events requiring recognition or disclosure were identified.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MDB Capital Holdings, LLC (the “Company” or “MDB”), a Delaware limited liability company, is a holding company that has three wholly-owned subsidiaries: MDB CG Management Company (“MDB Management”); Public Ventures, LLC, d/b/a MDB Capital (“Public Ventures”); and PatentVest, Inc. (“PatentVest”), has one majority-owned partner company MDB Minnesota One, Inc. (“MDB Minnesota One”), and one minority owned company eXoZymes Inc., formerly known as Invizyne Technologies, Inc., (“eXoZymes”), that was majority owned and is consolidated until November 14, 2024, when eXoZymes issued securities in its IPO and no longer majority owned by MDB.

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

On November 14, 2024, eXoZymes completed its initial public offering (IPO), in which it sold common stock, reducing the Company’s ownership interest from approximately 60% to 47%. As a result, effective November 14, 2024, eXoZymes became a minority owned company and is now accounted for under the equity method of accounting, which 42.25% is owned by the company.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company currently operates in two reportable segments: (i) the broker dealer and intellectual property service segment and (ii) the technology development segment.

The Company’s unaudited condensed consolidated statements of operations as discussed herein are presented below.

Unaudited Condensed Consolidated Results of Operations for the Three Months Ended September 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating income (loss):
Unrealized gain(loss) on investment securities, net (from our licensed broker dealer) (1)	$(1,037)	$1,225	$(2,262)
Related party unrealized loss on investment securities, net (from our licensed broker dealer) (1)	(33)	-	(33)
Realized gain on investment securities from the licensed broker dealer	1	-	1
Fee income (from our licensed broker dealer) (2)	333	-	333
Other operating income (3)	161	26	135
Total operating loss, net	(575)	1,251	(1,826)

Operating costs:
General and administrative costs:
Compensation	3,506	3,317	189
Operating expense, related party	479	448	31
Professional fees	578	423	155
Information technology	385	292	93
Clearing and other charges	5	16	(11)
General and administrative-other	697	510	187
Total operating costs	5,650	5,006	644
Net operating loss	(6,225)	(3,755)	(2,470)
Other income:
Interest expense	-	-	-
Interest income	72	147	(75)
Gain (loss) related to dilution events	(36)	20	(56)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(80)	-	(80)
Loss before income taxes	(6,269)	(3,588)	(2,681)
Income taxes	-	-	-
Net loss before equity method investee	(6,269)	(3,588)	(2,681)
Equity in loss of equity method investee	(10,175)	(1,069)	(9,106)
Net loss	(16,444)	(4,657)	(11,787)
Net loss attributable to non-controlling interests	-	-	-
Net loss attributable to MDB Capital Holdings, LLC	$(16,444)	$(4,657)	$(11,787)

Unaudited Condensed Consolidated Results of Operations for the Nine Months Ended September 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer) (1)	$(5,919)	$(2,430)	$(3,489)
Related party unrealized loss on investment securities, net (from our licensed broker dealer) (1)	(62)	-	(62)
Realized gain on investment securities, net from the licensed broker dealer	31	-	31
Fee income (from our licensed broker dealer) (2)	3,306	2,140	1,166
Related party fee income (from our licensed broker dealer) (2)	892	-	892
Other operating income (3)	669	469	200
Total operating income (loss), net	(1,083)	179	(1,262)

Operating costs:
General and administrative costs:
Compensation	10,257	11,473	(1,216)
Operating expense, related party	1,440	1,377	63
Professional fees	1,765	1,564	201
Information technology	983	809	174
Clearing and other charges	771	340	431
General and administrative-other	1,537	1,674	(137)
Total operating costs	16,753	17,237	(484)
Net operating loss	(17,836)	(17,058)	(778)
Other income:
Miscellaneous income	-	75	(75)
Interest income	218	503	(285)
Gain (loss) related to dilution events	(1,399)	20	(1,419)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(257)	-	(257)
Loss before income taxes	(19,274)	(16,460)	(2,814)
Income taxes	-	-	-
Net loss before equity method investee	(19,274)	(16,460)	(2,814)
Equity in loss of equity method investee	(13,225)	(3,048)	(10,177)
Net loss	(32,499)	(19,508)	(12,991)
Net loss attributable to non-controlling interests	(3)	(17)	14
Net loss attributable to MDB Capital Holdings, LLC	$(32,496)	$(19,491)	$(13,005)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

Operating Loss. For the three and nine months ended September 30, 2026, revenue was generated from the Company’s fees from investment banking transactions in the broker-dealer and from patent related intellectual property services. Investment banking fee income was $333 thousand for the three months ended September 30, 2026, compared to none for the three months ended September 30, 2025, as no offerings closed in the prior year quarter. For the nine months ended September 30, 2026, fee income increased $1.2 million (54%) to $3.3 million, compared to $2.1 million for the nine months ended September 30, 2025, as the Company executed larger investment banking transactions, primarily in the first half of 2026. In addition, the Company earned $892 thousand of fee income from one investment banking transaction for a related party entity during the nine months ended September 30, 2026, compared to none in the nine months ended September 30, 2025. Other income from patent related intellectual property services and self-clearing fees from the broker-dealer increased to $161 thousand and $669 thousand for the three and nine months ended September 30, 2026, from $26 thousand and $469 thousand in the prior year periods.

The increase in revenue was more than offset by unrealized losses on investment securities, net. The Company recorded an unrealized loss of $1.0 million for the three months ended September 30, 2026, compared to an unrealized gain of $1.2 million for the three months ended September 30, 2025, and an unrealized loss of $5.9 million for the nine months ended September 30, 2026, compared to $2.4 million for the nine months ended September 30, 2025. The change was due to mark-to-market declines in the securities and warrants held by our licensed broker-dealer, including related party securities, and in investment securities not held by the broker-dealer. As a result, total revenues were a net loss of $0.6 million and $1.1 million for the three and nine months ended September 30, 2026, compared to net revenue of $1.3 million and $0.2 million for the three and nine months ended September 30, 2025.

General and Administrative Costs. During the three and nine months ended September 30, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase for the three months ended September 30, 2026, was due to raises and distribution of stock. The decreases for the nine months ended September 30, 2026 in compensation expense was the result of personnel departures during from the prior year, including the related stock compensation expense over the nine month period.
●	Related Party Operating Expenses: These expense remained constant for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025.
●	Professional Fees: There was an increase in professional fees for the three and nine months ended September 30, 2026, due to use of consultants for the patent related intellectual property services.
●	Information Technology Costs: Information technology costs for the three and nine months ended September 30, 2026, saw an increase from the three and nine months ended September 30, 2025, driven by higher costs with the initiation of self-clearing operations and increased cloud computing costs.
●	Clearing and Other Charges: There was minimal activity in the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 the increase is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the nine months ended September 30, 2025.
●	Other General and Administrative Costs: The increase in the three months ended September 30, 2026, was a grant of stock for services. The decrease in the nine months ended September 30, 2026, was primarily due to lower stock-based compensation expense over the period. Two directors’ RSU grants that were being expensed in the first quarter of 2025 were forfeited during the second quarter of 2025 and the first quarter of 2026. In addition, the new director appointed in the current period received stock options with a significantly lower grant-date fair value than the prior RSU awards.

Other Income. For the three and nine months ended September 30, 2026, the decrease in other income compared to the three and nine months ended September 30, 2025, was primarily due to mark-to-market losses on securities held outside of the broker-dealer and losses related to dilution from additional equity issuances by eXoZymes. The subordinated loans for the broker-dealer are eliminated for consolidation purposes.

Income Taxes. For the three and nine months ended September 30, 2026 and 2025, there was no income tax expense.

Equity Method Investment. For the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, the increase in equity method investment loss was due to the Company’s recognition of its proportionate share of eXoZymes’ net loss under the equity method of accounting and an impairment loss realized due the stock price dropping below the equity value.

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Three Months Ended September 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating loss:
Unrealized gain (loss) on investment securities, net (from our licensed broker dealer) (1)	$(1,037)	$1,225	$(2,262)
Related party unrealized loss on investment securities, net (from our licensed broker dealer) (1)	(33)	-	(33)
Realized gain on investment securities from the licensed broker dealer (1)	1	-	1
Fee income (from our licensed broker dealer) (2)	333	-	333
Other operating income (3)	161	26	135
Total operating income (loss), net	(575)	1,251	(1,826)

Operating costs:
General and administrative costs:
Compensation	590	691	(101)
Operating expense, related party	363	355	8
Professional fees	334	242	92
Information technology	356	249	107
Clearing and other charges	5	16	(11)
General and administrative-other	165	198	(33)
Total operating costs	1,813	1,751	62
Net operating loss	(2,388)	(500)	(1,888)
Other income:
Interest expense	(248)	(248)	-
Interest income	70	118	(48)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(80)	-	(80)
Loss before income taxes	(2,646)	(630)	(2,016)
Income taxes	-	-	-
Net loss	$(2,646)	$(630)	$(2,016)

Broker Dealer and Intellectual Property Service Segment (Public Ventures and PatentVest) Results of Operations for the Nine Months Ended September 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Operating income (loss):
Unrealized loss on investment securities, net (from our licensed broker dealer) (1)	$(5,919)	$(2,430)	$(3,489)
Related party unrealized loss on investment securities, net (from our licensed broker dealer) (1)	(62)	-	(62)
Realized gain on investment securities, net from the licensed broker dealer	31	-	31
Fee income (from our licensed broker dealer) (2)	3,306	2,140	1,166
Related party fee income (from our licensed broker dealer) (2)	892	-	892
Other operating income (3)	669	469	200
Total operating income (loss), net	(1,083)	179	(1,262)

Operating costs:
General and administrative costs:
Compensation	1,847	2,207	(360)
Operating expense, related party	1,106	1,115	(9)
Professional fees	907	756	151
Information technology	889	717	172
Clearing and other charges	771	340	431
General and administrative-other	562	555	7
Total operating costs	6,082	5,690	392
Net operating loss	(7,165)	(5,511)	(1,654)
Other income:
Miscellaneous income		75	(75)
Interest expense	(742)	(743)	1
Interest income	214	362	(148)
Unrealized loss on investment securities, at fair value, held by the non-licensed broker dealer (1)	(257)	-	(257)
Loss before income taxes	(7,950)	(5,817)	(2,133)
Income taxes	-	-	-
Net loss	$(7,950)	$(5,817)	$(2,133)

(1)	Includes unrealized gains and losses on securities held by the broker-dealer.

(2)	Includes fee income generated for the broker-dealer from investment banking activities, including advisory services, capital raising, and other related financial transactions.

(3)	Includes fees earned from self-clearing activities by the broker-dealer and professional fees generated by PatentVest services.

Operating Loss. For the three and nine months ended September 30, 2026, revenue was generated from the Company’s fees from investment banking transactions in the broker-dealer and from patent related intellectual property services. Investment banking fee income was $333 thousand for the three months ended September 30, 2026, compared to none for the three months ended September 30, 2025, as no offerings closed in the prior year quarter. For the nine months ended September 30, 2026, fee income increased $1.2 million (54%) to $3.3 million, compared to $2.1 million for the nine months ended September 30, 2025, as the Company executed larger investment banking transactions, primarily in the first half of 2026. In addition, the Company earned $892 thousand of fee income from one investment banking transaction for a related party entity during the nine months ended September 30, 2026, compared to none in the nine months ended September 30, 2025. Other income from patent related intellectual property services and self-clearing fees from the broker-dealer increased to $161 thousand and $669 thousand for the three and nine months ended September 30, 2026, from $26 thousand and $469 thousand in the prior year periods.

The increase in revenue was more than offset by unrealized losses on investment securities, net. The Company recorded an unrealized loss of $1.0 million for the three months ended September 30, 2026, compared to an unrealized gain of $1.2 million for the three months ended September 30, 2025, and an unrealized loss of $5.9 million for the nine months ended September 30, 2026, compared to $2.4 million for the nine months ended September 30, 2025. The change was due to mark-to-market declines in the securities and warrants held by our licensed broker-dealer, including related party securities, and in investment securities not held by the broker-dealer. As a result, total revenues were a net loss of $0.6 million and $1.1 million for the three and nine months ended September 30, 2026, compared to net revenue of $1.3 million and $0.2 million for the three and nine months ended September 30, 2025.

General and Administrative Costs. During the three and nine months ended September 30, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The decrease in compensation expense was the result of personnel departures during 2025.
●	Related Party Operating Expenses: This expense remained constant for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025.
●	Professional Fees: There was an increase in professional fees for the three and nine months ended September 30, 2026 due to use of consultants for the patent related intellectual property services.
●	Information Technology Costs: This expense increased due to the implementation of the new broker dealer platform implemented during 2026 compared to 2025.
●	Clearing and Other Charges: There was minimal activity in the three months ended September 30, 2026, and 2025. For the nine months ended September 30, 2026, the increase is in line with investment banking activity, as these costs generally correlate with investment banking transactions, which compared to the nine months ended September 30, 2025.
●	Other General and Administrative Costs: For the three months ended September 30, 2026, for costs decreased due to less travel compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026 the expenses remained constant compared to nine months ended September 30, 2025

Other Income. The decrease in other income for the three and nine months period ending September 30, 2026, can be attributed to interest income, stemming from a decrease in the cash balance from the three-month period ending September 30, 2025.

Technology Segment (MDB Minnesota One). Results of Operations for the Three Months Ended September 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Total operating income	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	-	-	-
Professional fees	-	-	-
Information technology	-	-	-
General and administrative-other	-	-	-
Total operating costs	-	-	-
Net operating loss	-	-	-
Other income:	-		-
Interest income		-
Loss before income taxes	-	-	-
Income taxes	-	-	-
Net loss	-	-	-
Net loss attributable to non-controlling interests	-	-	-
Net loss attributable to controlling interests	$-	$-	$-

Technology Segment (MDB Minnesota One). Results of Operations for the Nine Months Ended September 30, 2026 and 2025 (in thousands):

	2026	2025	$ Change
Total operating income	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	-	-	-
Professional fees	9	51	(42)
Information technology	-	-	-
General and administrative-other	-	-	-
Total operating costs	9	51	(42)
Net operating loss	(9)	(51)	42
Other income:
Interest income	-	-	-
Loss before income taxes	(9)	(51)	42
Income taxes	-	-	-
Net loss	(9)	(51)	42
Net loss attributable to non-controlling interests	(3)	(17)	14
Net loss attributable to controlling interests	$(6)	$(34)	$28

Operating Income. There was no activity during the three and nine months ended September 30, 2026 and 2025.

General and Administrative Costs. During the three and nine months ended September 30, 2026 and 2025, there was little activity in this segment and the decrease in professional fees was attributable to less activity and legal fees with M1.

Condensed Consolidated Balance Sheets September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026 (unaudited)	December 31, 2025	$ Change
ASSETS
Cash and cash equivalents	$8,315	$13,217	$(4,902)
Cash segregated in compliance with regulations	432	2,331	(1,899)
Accounts receivables	238	124	114
Receivables to related party	10	13	(3)
Clearing deposits	2,000	2,000	-
Prepaid expenses and other current assets	259	433	(174)
Investment securities, at fair value, held by the licensed broker dealer	2,309	7,166	(4,857)
Related party investment securities, at fair value, held by the licensed broker dealer	235	-	235
Investment securities, at fair value, held by the non-licensed broker dealer	78	235	(157)
Equity method investment	22,918	37,543	(14,625)
Deferred costs related to deferred revenue	31	14	17
Property and equipment, net	197	117	80
Operating lease right-of-use assets, net	470	547	(77)
Total assets	$37,492	$63,740	$(26,248)

LIABILITIES AND EQUITY
Accounts payable	$472	$267	$205
Accrued expenses	68	95	(27)
Payables to related party	-	1	(1)
Payables to customers	366	2,189	(1,823)
Operating lease liabilities	524	609	(85)
Total liabilities	1,430	3,161	(1,731)
Equity:
Paid-in-capital	88,475	80,493	7,982
Accumulated deficit	(52,299)	(19,803)	(32,496)
Total MDB Capital Holdings, LLC Members’ equity	36,176	60,690	(24,514)
Non-controlling interest	(114)	(111)	(3)
Total equity	36,062	60,579	(24,517)
Total liabilities and equity	$37,492	$63,740	$(26,248)

Financial Condition: Overall, the reduction in assets was primarily attributed to their utilization for operational activities during the period. The decrease in cash segregated in compliance with regulations stemmed from customer deposits held at December 31, 2025, for an investment banking deal that closed in early January 2026. The decrease in investment securities at fair value was due to a decrease in the value of common stock and warrants over the period offset by the receipt of warrants for investment banking activities. Prepaid expenses and other assets decreased as the prepaid D&O insurance premium was expensed over the policy period. The policy renews in the fourth quarter of each year. The increase in accounts receivable is due to an increase in activity from legal and strategy fees earned. The related party receivable remained material consistent. The decrease in equity method investment is directly tied to the Company’s portion of the net loss, the dilution due to the issuance of shares, and the impairment of the investment due to the declining stock price. Finally, the increase in property and equipment increased due to the implementation of the new broker dealer platform implemented during 2026 compared to 2025.

The increase in accounts payable and decrease in accrued expenses stemmed from normal course of business activity. The decrease in payables to customers stemmed from customer deposits. Finally, the reduction in lease liability was due to its routine utilization.

Members’ equity decreased from December 31, 2025, to September 30, 2026, primarily due to the net loss for the nine months ended September 30, 2026, partially offset by the recognition of stock-based compensation expense during the period.

The increase in non-controlling interest resulted from the net loss experienced by M1.

Liquidity and Capital Resources – September 30, 2026 and 2025

The Company’s unaudited condensed consolidated statements of cash flows as discussed herein are presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(6,697)	$(5,324)
Net cash used in investing activities	(104)	(25)
Net cash used in financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$(6,801)	$(5,349)

At September 30, 2026, the Company had $9.9 million of working capital. This is a decrease of $5.7 million, from the working capital of $15.6 million that the Company had at September 30, 2025. The decrease in working capital is primarily attributed to the use of cash to fund operations.

Operating Activities. For the nine months ended September 30, 2026, in addition to cash used in normal operating activities, there was an approximately $2.0 million decrease in cash resulting from the release of customer deposits that had been held in segregated accounts in compliance with regulatory requirements at December 31, 2025. These deposits related to an investment banking transaction that closed in early January 2026.

For the nine months ending on September 30, 2025, operating activities use of cash represented a combination of increased activity in the broker dealer, increased professional and consulting fees related to year end audits and issuance of the tax preparation fees related to the publicly traded partnership.

Investing Activities. There was an investment into the deferred IT costs for development of the self-clearing system, for the nine months ended September 30, 2026, and September 30, 2025.

Financing Activities. There was no activity for the three or nine months ended September 30, 2026 and 2025.

Recently Issued Accounting Pronouncements

There are no recently accounting pronouncements the Company is in the process of implementing.

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

On September 15, 2022, the Company completed the closing of a private placement, consisting of total gross proceeds of $25,289,660 from the sale of 2,528,966 shares of Class A common shares, which was used for the development of eXoZymes, identifying and developing new partner companies, and general corporate and working capital requirements.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. The effect of the conflict in the Persian Gulf and world shortages in oil and fertilizer, tariffs imposed by United States and other countries, and changing global trade policies should not have a direct effect on the Company but are likely to influence the overall economy. Although it is unclear at this time that an economic recession would likely impact the general business environment and the capital markets, if there is a general global recession that includes the economy of the United States, such an event could affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Principal Commitments

Net Capital Requirement (Public Ventures)

Public Ventures, LLC, d/b/a MDB Capital, is subject to the uniform net capital rule (SEC Rule 15c3-1) of the Securities and Exchange Commission (the “SEC”), which requires both the maintenance of minimum net capital and the maintenance of maximum ratio of aggregate indebtedness to net capital. At September 30, 2026 and 2025, Public Ventures had net capital of $7.85 million and $7.78 million, respectively, which was $7.60 million and $7.53 million in excess of the minimum $0.25 million, as required by the Securities and Exchange Commission Rule 15c3-1.

In 2024 the Company entered into a subordinated loan agreement with its broker-dealer subsidiary for $7.3 million. This amount, together with existing subordinated loans totaling $5.9 million and $2.3 million of accrued interest payable, is subordinated to other liabilities of the Company, and is considered members’ equity for calculating net capital, and is not included in aggregate indebtedness

At September 30, 2026, the broker-dealer subsidiary’s ratio of aggregate indebtedness of $2.9 million to net capital was 0.37 to 1, as compared to the maximum of a 15 to 1 allowable ratio of a broker dealer. Minimum net capital is based upon the greater of the statutory minimum net capital of $250,000 or 2% of aggregate debit items, which was calculated as $13 thousand at September 30, 2026.

To comply with DTC membership requirements, the broker-dealer subsidiary has committed to maintain at least $5 million of net capital in excess of the $0.25 million minimum.

The requirement to comply with the Uniform Net Capital Rule 15c3-1 may limit Public Ventures’ ability to issue dividends to its parent company.

Indemnification Provisions

Public Ventures has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers. Should a customer not fulfill its obligation on a transaction, Public Ventures may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. The indemnification obligations of Public Ventures to its clearing brokers have no maximum amount. All unsettled trades at September 30, 2026 and 2025, have subsequently settled with no resulting material liability to Public Ventures. For the nine months ended September 30, 2026 and 2025, Public Ventures had no material loss due to counterparty failure and had no obligations outstanding under the indemnification arrangement as of September 30, 2026 and 2025.

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

As part of initial consideration for the License Agreement, M1 issued 1.98 million shares of common stock equity to Mayo; which at that time represented thirty-three percent of its shares. M1 also paid an initial license fee of $0.15 million as part of the initial consideration. M1 will pay earned royalties on future net sales (including modest minimum annual royalties, which commence in the second year of the term of the License Agreement and gradually increase and plateau over time, and which will be credited against earned royalties due on net sales), and a percentage of any sublicensing income. The earned royalty commences after the first commercial sale of a licensed product. At September 30, 2026, there were no accrued royalties recorded.

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

As of September 30, 2026, the development milestones noted above are not required to have been met and have not been met. There are other developmental milestones in the License Agreement relating to funding the business and to initiating various clinical trial phases over time.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

The United States has enacted and continues to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. The U.S. and Israel have undertaken military action in the Persian Gulf, a result of which has been a reduction in oil, fertilizer and other resource exports from the region. These actions may have a material adverse effect on global and domestic economic conditions, whether or not there will be a recession, and the stability of global and domestic financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. As a primary part of our business is focused on financial services, that segment of our business and the value of our financial assets may be adversely impacted. These actions and policies may also adversely affect the ability of our subsidiaries to carry on their respective businesses. Although it is not yet possible to assess their impact, any of these factors could depress economic activity and restrict access to suppliers or customers and have a material adverse effect on our overall business, financial condition and results of operations.

Government Action on tariffs and research grants and other funding may impede our ability to conduct our research and to raise capital by and for our partner companies and other clients.

Federal government actions to impose tariffs, to change trade policies, to change immigration policies, to reduce the size of the Federal government, and to limit research grants and other forms of federal government funding, including direct government grants and the funding of universities and research enterprises, are causing disruption in the economy and to some extent may adversely impact our consolidated business activities based on their direct and indirect effect on our partner companies and our other clients. Many of these government actions have been only recently implemented, others are being threatened and many will be ongoing. Therefore, the full impact has yet to be realized by the Company and its partner companies and clients. Nonetheless, (i) tariffs are likely to increase the cost of doing business in the general economy and to make it more difficult to obtain items where imported equipment is required by our own activities and the activities of our partner companies and clients, (ii) ending or reducing research funding is likely to make it more difficult to find collaborative research partners to work with us and our partner companies as government funding is an indirect support for research and product development activities, and (iii) the curtailment of direct funding will have an immediate adverse impact on our partner companies and clients and their ability to continue their development work. We also believe that as these policies are implemented, it will make raising capital from private investors far more difficult, as they will want to know if the Company will be able to use the proceeds effectively and will be of sufficient amount.

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

MDB CAPITAL HOLDINGS, LLC
(the “Registrant”)

Dated: November 13, 2026	By:	/s/ Christopher A. Marlett
Christopher A. Marlett
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Jeremy W. James
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

